Form 10-K
period 2005-12-31
MERISANT CO
filed 2006-03-31
CIK 1270597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  333-114105

Merisant Company

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2218321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10 South Riverside Plaza, Suite 850
Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (312) 840-6000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes     ☐     No     ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes     ☐     No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒     No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐                 Accelerated filer     ☐                 Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes     ☐     No     ☒

The number of shares of the Company’s common stock, $.01 par value per share, outstanding as of March 31, 2006, was 100.

TABLE OF CONTENTS

PART 1

Item 1.	Business

Item 1A.	Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

Item 15.	Exhibits and Financial Statement Schedules

PART I

Item 1.                           Business.

Overview

Merisant Company (the “Company” or “Merisant”) is a worldwide leader in the marketing of low-calorie tabletop sweeteners, with an estimated 24% dollar share as of December 31, 2005 of a growing global retail market, which the Company estimates at $1.5 billion.  Merisant believes that it has the leading dollar market share as of December 31, 2005 in approximately half of what it estimates as the top 20 markets for low-calorie tabletop sweetener sales.  The Company’s premium-priced brands, Equal® and Canderel®, are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated at between 77% and 97% in the Company’s four top markets.  In addition to Equal® and Canderel®, Merisant markets its products under approximately 20 other regional brands that enjoy significant brand recognition in their target markets.  Merisant sells its brands in over 85 countries.

Merisant’s business is the result of over 25 years of history in the low-calorie tabletop sweetener industry, first as a division of G.D. Searle & Co. (“Searle”) and later Monsanto Company (“Monsanto”).  Searle invented the key sweetening ingredient in Merisant’s products, aspartame, in 1965.  Aspartame was first approved for consumer use in France in 1979, where Searle marketed the product under the Canderel® brand.  By the early 1980s, Canderel® was being marketed in much of Europe.  In 1981, the U.S. Food and Drug Administration approved the tabletop use of aspartame.  The following year, Searle launched Equal® in the United States.  Monsanto entered the sweetener market in 1985 through its acquisition of Searle. Merisant Company is a Delaware corporation that was formed in 2000 by an investor group led by an affiliate of Pegasus Capital Advisors, L.P. to acquire Monsanto Company’s tabletop sweetener business.  The Company’s core business continues to be products sweetened with aspartame, and the Equal® and Canderel® brands accounted for approximately 86% of the Company’s net sales in 2005.   The majority of Merisant’s 20 other regional brands around the world are also sweetened with aspartame.

This business legacy has provided Merisant with a global infrastructure dedicated to the manufacture, marketing and distribution of low-calorie tabletop sweeteners.  Merisant’s worldwide headquarters are located in Chicago, Illinois, and its principal regional offices are located in Mexico City, Mexico, Neuchâtel, Switzerland, Paris, France and Sydney, Australia.  Merisant owns and operates manufacturing facilities in Manteno, Illinois and Zarate, Argentina and owns processing lines that are operated exclusively for Merisant at plants located in Bergisch and Stendal, Germany.  As of March 31, 2006, Merisant had 25 direct and indirect subsidiaries, including three subsidiaries in the United States, nine subsidiaries in European countries, eight subsidiaries in Mexico, Central America, South America and the Caribbean, and four subsidiaries in the Asia Pacific region, including Australia and India.  In addition, Merisant’s Swiss subsidiary holds a 50% interest in a joint venture in the Philippines.

Sales Trends and Refinancing Activities

Merisant’s premium-priced brands had enjoyed a dominant market position among low-calorie sweeteners in many of the Company’s key markets.  In recent years, however, Merisant has faced significant competition from McNeil Nutritionals LLC, a subsidiary of Johnson & Johnson, which markets and distributes the artificial sweetener Splenda®.  Splenda ® is sweetened with sucralose, which is produced by Tate & Lyle PLC through a complex chemical process that converts sucrose molecules into a synthetic compound. Between December 2002 and December 2005, Splenda ®’s dollar share of the United States retail grocery market has grown from approximately 15% to 60% and has surpassed that of Equal ® to become the number one premium low-calorie sweetener in the United States.  While the Company believes that the introduction of Splenda® has increased the size of the market for low-calorie sweeteners in general, Merisant’s net sales have declined during this period, particularly in North America which had accounted for 46% and 37% of Merisant’s net sales in 2003 and 2005, respectively.  As a result of declining net sales, Merisant has experienced significant declines in its Bank EBITDA from $110.2 million in 2003 to $68.0 million in 2005.  For a description of Bank EBITDA, a reconciliation of Bank EBITDA to cash flow from operating activities and a description of Merisant’s maintenance covenants under its senior credit agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Merisant and its parent company, Merisant Worldwide, Inc. (“Merisant Worldwide”), are highly leveraged.  At December 31, 2005, Merisant Worldwide and its subsidiaries, including Merisant, had $538.2 million of long-term debt outstanding, consisting of $97.4 million aggregate principal amount of Merisant Worldwide’s 12 ¼% senior subordinated discount notes due 2014, $225 million aggregate principal amount of Merisant’s 9 ½% senior subordinated notes due 2013 and $215.8 million aggregate principal amount outstanding under Merisant’s senior credit agreement (the “Senior Credit Agreement”), excluding capital lease obligations of $0.4 million and unused commitments on the revolving portion of the Company’s Senior Credit Agreement.  The Company’s high leverage and declining net sales and Bank EBITDA have resulted in successive downgrades of the Company’s credit ratings.  Currently, Moody’s Investors Service and Standard & Poor’s rating agencies have assigned ratings to the Company’s overall credit and to its senior secured debt and senior subordinated debt of Caa3, Caa1and Ca and CCC+, CCC+ and CCC-, respectively.  The Company reported in its Quarterly Report on Form 10-Q for the period ended September 30, 2005 that further declines in Bank EBITDA could result in the breach of maintenance covenants under the Company’s Senior Credit Agreement.

On March 29, 2006, the lenders holding a majority of the aggregate principal amount of outstanding loans and revolver commitments under Merisant’s Senior Credit Agreement agreed to amend the terms of the Senior Credit Agreement (the “Fourth Amendment”) and waived a technical default related to the use of proceeds from the repayment of the inter-company loan between the Company and its Swiss subsidiary.  Among other things, the Fourth Amendment amends the financial covenants as of December 31, 2005, adjusts the financial covenants through the maturity date of loans outstanding under the Senior Credit Agreement, incorporates new financial covenants, adjusts the interest rate on borrowings under the Senior Credit Agreement, amends the definition of Bank EBITDA to provide additional “add backs” related to Merisant’s restructuring and new product development efforts, and amends certain other covenants.

In exchange for these amendments, the Company will pay up to an aggregate of approximately $0.3 million in fees to those lenders agreeing to the limited waiver and the Fourth Amendment.  In addition to these fees Merisant must raise approximately $85 million of new borrowings under the Senior Credit Agreement (the “Senior Secured Financing”), including borrowings to be secured by a second priority lien on all of the assets that secure the current loans under the Senior Credit Agreement (the “Second Lien Financing”). Merisant must use the proceeds of any Senior Secured Financing to repay a portion of the outstanding term loans and revolver loans under the Senior Credit Agreement.  Alternatively, Merisant could seek to refinance the Senior Credit Agreement in its entirety.  The Fourth Amendment also includes a new event of default if Merisant does not complete the Senior Secured Financing or the Senior Credit Agreement is not refinanced in its entirety by January 2, 2007.

The Fourth Amendment increases the interest rates of all term loans and revolver loans to euro-LIBOR or LIBOR plus 425 basis points commencing on the date of the Fourth Amendment.  The interest rate on all loans outstanding under the Senior Credit Agreement will increase to euro-LIBOR or LIBOR plus 525 basis points beginning on June 30, 2006, and then to euro-LIBOR or LIBOR plus 625 basis points beginning on September 30, 2006 if Merisant has not completed the Senior Secured Financing or a refinancing of the entire Senior Credit Agreement by those dates.   The Company will also be subject to a minimum Bank EBITDA test during the period prior to completing the Senior Secured Financing or a refinancing of the entire Senior Credit Agreement.  As a result of the Fourth Amendment, the Company’s cash interest cost for the Senior Credit Agreement, excluding borrowings under the revolving portion of the Senior Credit Agreement, would increase by approximately $0.5 million for the three months ended June 30, 2006 if the Senior Secured Financing is not complete prior to June 30, 2006, then by approximately $1.0 million for the three months ended September 30, 2006 if the Senior Secured Financing is not complete prior to September 30, 2006 and then by approximately $1.5 million for the three months ended December 31, 2006 if the Senior Secured Financing is not complete prior to December 31, 2006.

The Fourth Amendment avoids an immediate default under the Senior Credit Agreement resulting from the decline in the Company’s Bank EBITDA and, management believes, affords the Company the time needed to stabilize its core business and improve operating efficiencies during 2006 while pursuing refinancing and restructuring alternatives.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a more detailed description of the Fourth Amendment.

Business Strategy

Management believes that there are opportunities for future growth in the low-calorie tabletop sweetener and sweetened food category and that the Company is positioned to pursue these opportunities.  The global retail market for low-calorie tabletop sweeteners is estimated by management to be approximately $1.5 billion as of December 31, 2005. From 1990 to 2000, the demand for low-calorie tabletop sweetener products grew two to three times faster than the demand for caloric sweeteners by volume in the tabletop sweetener category and still only accounted for 2% of the market for tabletop sweeteners at the end of the period.  Despite recent declines in net sales, Merisant’s premium brands Equal ® and Canderel ® are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated between 77% and 97% in its top four markets.  Unlike many of its competitors, Merisant has a global infrastructure that it can build upon to strengthen and expand its core brands.

Paul Block was appointed Chief Executive Officer in November 2004 and has led an initiative to strengthen Merisant’s core brands, improve the Company’s operations, reduce costs and transform Merisant into a sweetener and sweetened food company.   Mr. Block has recruited individuals from outside the Company and promoted individuals from within the organization to form a new senior management team with the goal of developing a culture of innovation with a focus on invasive marketing campaigns combined with the development and launch of new and exciting products designed to revitalize the existing customer base and attract new consumers to the Company’s products.   The Company seeks to stabilize and then grow revenues through the following initiatives:

Focus on Core Brand Stabilization.

Merisant plans to capitalize on the strength of its existing brand portfolio and global infrastructure through several identified near-term initiatives, including promoting new usage among existing consumers and expanding the Equal ® and Canderel ® brand positioning to attract new users to the franchise. Merisant plans to accomplish this through an aggressive marketing campaign and improved sales execution designed to attract and maintain new and existing users of the core products and provide visibility and exposure for new and innovative products.

Relevant Innovation of Aspartame Sweetened Products.

Merisant is exploring additional opportunities to achieve stabilization and eventual long-term growth by increasing the pace of innovation to bring new aspartame sweetened products and brand extensions to the market. Merisant’s new product initiatives include flavored low-calorie sweeteners marketed under the Equal ® and Canderel ® brands such as “flavor sticks” and new nut and citrus flavored Canderel ® chocolate bars. Merisant has plans to launch eight new products in 2006 and has numerous additional products in the development pipeline. Merisant’s goal is to expand its core brands into a brand portfolio of low-calorie sweetened products as well as create marketing opportunities to promote and support those core brands.

Improved Operating Efficiencies.

Merisant is dedicating significant resources to improving the efficiency of its operations.  In order to aid in the identification and improvement of its operations, Merisant retained the services of Booz Allen Hamilton, Inc. (“Booz Allen”), a global strategy and technology consulting firm, and is in the process of implementing certain of its recommendations. These include implementing supply chain-based programs to streamline its manufacturing capabilities with a view towards optimizing fixed cost absorption and taking steps to improve the efficiency of certain support services.  As part of this effort to streamline its operations and focus on cultivating stronger relationships with new and existing distributors, Merisant has been liquidating subsidiaries and selling certain subsidiaries to third-party distributors.  In December 2005, Merisant sold Merisant South Africa (Proprietary) Limited to its new exclusive distributor in that country.

Transformational Innovation.

Merisant continues to develop and test products that have the potential to transform its brand portfolio.

Merisant has developed an all-natural, zero-calorie sweetener that measures like and has the texture of granulated sugar, and Merisant hopes to have a limited launch of the product during the second quarter of 2006.  If the initial product launch is successful, further investment will be needed in order to launch the product on a larger scale and to develop and commercialize other all-natural sweeteners and sweetened products.  This innovative product will be marketed under the Sweet Simplicity™ brand for the Whole Earth Sweetener Company LLC, a newly formed entity and wholly owned subsidiary of Merisant.

Brands

Merisant’s two largest brands, Equal® and Canderel®, are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated at between 77% and 97% in the Company’s top four markets in 2005. Merisant’s consumer research also indicates that its premium-priced brands such as Equal® enjoy significant loyalty. Equal® is the Company’s premium-priced brand, sold mainly in North America and Asia/Pacific, and Canderel® is the Company’s premium-priced brand, sold mainly in the Europe, Africa and Middle East region  (“EAME”) and Mexico. Merisant’s remaining brands are primarily targeted to specific countries or markets. The Company’s global brand positioning for certain key brands is described in the table below:

Brand	Key Markets	Price Point
Equal®	United States, Puerto Rico, Australia, New Zealand, Canada South Africa	Premium Mid-Priced

Canderel®	France, United Kingdom, Belgium, Netherlands, South Africa, Mexico, Hungary	Premium

NutraSweet®	United States, Australia	Mid-Priced

EqualSweet®	Argentina Mexico	Premium Mid-Priced

Misura®, Mivida™	Italy	Mid-priced

Sucaryl™	Argentina, Mexico	Value

Chuker™	Argentina	Value

Pötyi™	Hungary	Value

Same®	Puerto Rico	Mid-Priced

Merisant’s trademark portfolio is of material importance to its business, and the Company has invested substantially in the promotion and development of its trademarked brands. Other than NutraSweet®, Merisant owns all of the trademarks that it uses in the United States, including Equal®. Merisant’s Swiss subsidiary holds the Company’s foreign trademark registrations, including Canderel®. The NutraSweet Company (“NutraSweet”) has granted Merisant worldwide licenses to use the NutraSweet® trademark in connection with the sale of tabletop sweetener products that contain aspartame sourced from NutraSweet. The licenses are in effect subject to certain minimum purchase obligations. NutraSweet has the option to terminate the licenses upon six months’ notice if the Company does not purchase at least 200 metric tons of aspartame from it in the calendar year then expired.

Segment Overview

Merisant’s reportable segments are organized and managed principally by geographic region: North America, EAME, Latin America and Asia/Pacific.  The Company reviews Operating EBITDA to evaluate segment performance and allocate resources.  The Company’s assets, which are principally in the United States and Europe, are also managed geographically.  Additional financial information regarding the Company’s reportable segments can be found in Note 16 to the Company’s audited consolidated financial statements found elsewhere in this document.

The following table provides the regional breakdown of Merisant’s net sales and Operating EBITDA for the year ended December 31, 2005:

Segment	% of Net Sales	% of Operating EBITDA (1)
North America	37%	40%
EAME	45%	44%
Latin America	11%	11%
Asia Pacific	7%	5%

(1)          Operating EBITDA consists of segment earnings before interest expense, income tax expense and depreciation and amortization as well as items such as expenses related to restructuring charges, certain significant charges related to obsolete or slow-moving inventory or uncollectible receivables and indebtedness, and certain other non-cash or excludable charges or losses.  Other expense (income), net, as reported in the Company’s audited consolidated financial statements, is included in Operating EBITDA of the respective reportable segment, except for the portion of other expense (income), net that relates to foreign currency remeasurement gains or losses associated with the euro-denominated debt and unrealized gains or losses on derivative instruments.  Corporate expenses include corporate staff costs and related amounts. Corporate expenses, interest and other expenses and the provision for income taxes are centrally managed and, accordingly, such items are not presented by segment or included in Operating EBITDA since they are excluded from the measure of segment performance utilized by management.

North America

Merisant’s North American segment, comprised of the U.S. and Canadian markets, accounted for 37% ($113.5 million) of the Company’s total net sales and $36.5 million of Operating EBITDA in 2005. The majority of Merisant’s North American net sales are derived from Equal® branded products. The Company also offers mid-priced and value brands, NutraSweet® (aspartame) and SweetMate® (saccharin), as part of its portfolio strategy designed to offer U.S. consumers various price options and to better address lower-priced competition, therefore supporting Equal®’s premier pricing position. In North America, Merisant’s products are sold primarily in powder forms, in packets and in jars.

Brands.    Merisant primarily markets two brands in North America: Equal® and NutraSweet®. Equal® represented approximately 96% of the Company’s regional sales before consumer incentive expenses in 2005. In addition, Equal® enjoyed consumer loyalty of 59% in the United States in 2005 based on survey data commissioned by the Company. NutraSweet® and SweetMate® represented approximately 2% of regional sales before consumer incentive expenses in 2005 and other products represented the remainder. Equal® was launched in the United States in 1982, providing a significant taste benefit because it tastes like sugar and has no unpleasant aftertaste, unlike then-current products in a saccharin-driven category. It has been a leading low-calorie tabletop sweetener in the region for several years despite its premium price. Equal® has been able to maintain a premium pricing strategy due to its strong brand equity, strong product performance and marketing initiatives. The Company has continued to drive category innovation through the introduction of multiple product forms and packaging.

Marketing.    With a 97% aided brand awareness level according to syndicated market data available to the Company, Equal® has established strong brand equity. Merisant has initiated a new marketing campaign aimed at maintaining and increasing usage among the brand’s core users and bringing new users to the brand.  The Company is introducing new products in an effort to diversify its portfolio of products and to stabilize performance. In 2005, Merisant also redesigned the Equal® packaging graphics on cartons and sachets. This was the first major packaging redesign in ten years.

Distribution.    Merisant has developed a multi-channel distribution and selling strategy in North America that enables it to focus on its key retail customers while maintaining broad customer support for its brands throughout all outlets. These channels include:

•                  U.S. food (grocery and pharmacy) retail, which represented 29% of regional sales before consumer incentive expenses in 2005;

•                  U.S. food service distributors wholesale, which represented 35% of regional sales before consumer incentive expenses in 2005;

•                  U.S. club/warehouse retail, which represented 21% of regional sales before consumer incentive expenses in 2005;

•                  U.S. mass merchandisers retail, which represented 9% of regional sales before consumer incentive expenses in 2005;

•                  U.S. other direct, which represented 2% of regional sales before consumer incentive expenses in 2005; and

•                  Canada & other, which represented 4% of regional sales before consumer incentive expenses in 2005.

This U.S. distribution strategy involves four selling methods:

•                  Sales through the Company’s sole U.S. distributor, H.J. Heinz Company (“Heinz”), to retail grocery stores, food wholesalers and food service distributors and operators. Key customers served by Heinz include Safeway, Kroger, Publix, Super Valu, Alliant Food Service, Starbucks and Sysco. Heinz handles the order processing, warehousing, trade marketing and distribution of the product. Heinz takes title to the product and an item is recorded as a sale when received by Heinz. Heinz distributed approximately 49% of regional sales before consumer incentive expenses in 2005.   As described below, Merisant recently exercised its right to terminate Heinz as its sole U.S. distributor.

•                  Direct sales to large mass merchandisers, club/warehouse retailers, deep discount stores and food service companies. Key customers include Kmart, Wal-Mart, Sam’s Club, BJ’s, Costco, Dollar General and McDonald’s. These customers represented approximately 38% of regional sales before consumer incentive expenses in 2005.

•                  Sales through non-food brokers to provide national coverage of pharmacies and smaller mass merchandisers, representing approximately 5% of regional sales before consumer incentive expenses in 2005.

•                  A broker network to provide product to office coffee service operators and distributors, representing approximately 8% of regional sales before consumer incentive expenses in 2005.

Merisant intends to implement a new distribution network for the United States in 2006.  On February 14, 2006, Merisant’s direct subsidiary, Merisant US, Inc., and ACH Food Companies, Inc. (“ACH”) entered into a distribution agreement pursuant to which ACH will act as the exclusive distributor of Merisant tabletop sweeteners in the United States.  The distribution agreement will become effective on the later of the termination of Merisant’s current distribution agreements with Heinz or the date that is 60 days after Merisant provides ACH with all necessary information for ACH to prepare to render the distribution services.

Merisant and Heinz have delivered termination notices to each other and, absent an agreement to terminate earlier, the distribution agreements with Heinz will terminate on or about August 14, 2006. Merisant has not determined the costs of the transition from Heinz to ACH, which will depend upon, among other things, the costs incurred by Heinz to make available to ACH all good and salable inventory now in Heinz’s possession, the freight costs incurred in relocating the inventory and other costs.

In 2005, Merisant closed the branch office of one of its subsidiaries located in Ontario, Canada and appointed Thomas, Large & Singer Inc. as its exclusive distributor in Canada.

EAME

The EAME segment consists of the relatively mature markets in Western Europe and the growing markets in Eastern Europe, South Africa, and the Middle East.  The EAME segment accounted for 45% ($136.6 million) of Merisant’s total net sales and $40.8 million of Operating EBITDA in 2005. In this region, the Company’s products are primarily sold in tablet and powder form. Of the $136.6 million of regional sales in 2005, France represented 36%, the United Kingdom and Ireland represented 20%, South Africa represented 10%, Belgium represented 8%, Italy represented 6% and all other markets within the region represented 20%.

Brands. Canderel® became the world’s first aspartame-based product when it was introduced to the French market in 1979 and is currently the only significant pan-European brand on the market. Canderel® accounted for the majority of EAME’s 2005 net sales. Canderel® is marketed in a variety of different product forms, of which the tablet form is the most popular.  Canderel®’s brand equity has enabled Merisant to command a premium price over its competitors in the tabletop sweetener market.

As the following chart indicates, in addition to Canderel®, Merisant manages a number of other brands within the EAME region as part of its portfolio brand strategy.

Brand	Market	Pricing Position	Sweetener Ingredient
Misura®, Mivida™	Italy	Mid-priced	Aspartame, Ace-K
Punto™	Italy	Value	Aspartame
Sweetex™	Poland	Premium	Aspartame
Pötyi™	Hungary	Value	Saccharin
Equal®	South Africa	Mid-Priced	Aspartame

Marketing. Canderel® has been the pan-European brand leader of the low-calorie tabletop sweetener market, holding the #1 position in key markets, such as France and the United Kingdom. To differentiate Merisant from the competition and to reach new consumer segments, the Company has regularly developed new product offerings of Canderel®.  In markets where Canderel® has established strong brand equity, Merisant has introduced products in categories other than tabletop sweeteners under the umbrella Canderel® brand. These products include chocolate products sold in France, Portugal, Belgium, Hungary and South Africa. These additional products have created business opportunities and further strengthened the brand position through cost-effective umbrella advertising and promotion.

Distribution.    In the EAME region, approximately 45% of net sales are managed through direct sales, and the remaining sales are through a network of distributors and brokers.

Overall, the European retail market is more concentrated than the U.S. retail market, with a small number of large operators accounting for the majority of the sector. The Company estimates that in 2005, its top fifteen distributors and direct customers in Europe represented approximately 47% of net sales in the region.

Latin America

Merisant’s Latin American segment, comprised of 28 countries from Mexico to Argentina, accounted for 11% ($34.5 million) of total net sales and $10.1 million of Operating EBITDA in 2005.  Of the Company’s Latin American regional sales, Mexico accounted for 57%, Argentina accounted for 17%, Puerto Rico accounted for 8% and all other Latin American countries accounted for 18% in 2005. The majority of Merisant’s products sold in Latin America are in the form of liquid and powder, and the majority of the packaging is in bottles (liquid) and sachets (powder). Sachets carry premium prices and correspondingly higher margins.

Brands.    The Company manages approximately 15 brands in the region. Canderel® is Merisant’s largest brand in the region and is sold exclusively in Mexico where it has achieved over 85% aided brand awareness. Equal® is the Company’s second largest brand in the region. EqualSweet® is sold primarily in Argentina and Mexico and is the Company’s third largest brand in Latin America. In addition to the introduction of the Company’s core brands in Latin America, Merisant has acquired established regional brands to fill out its portfolio. In 1998, Monsanto acquired the Sucaryl™ brand. Sucaryl™ is sold as a saccharin and saccharin/cyclamate blend in liquid and tablet form and distributed mainly in Mexico and South America. In 2003, Merisant acquired the NoSucar™ brand in Central America, which is the largest brand in Costa Rica, and Merisant launched Same® with Sugar in Puerto Rico.  The Company controls approximately eight additional brands in the region. These brands are generally country-specific and have enabled Merisant to strengthen its position in key markets, including Argentina, Chile, Colombia, Puerto Rico and the Caribbean.

Marketing.    The Company’s marketing strategy in Latin America is aimed at expanding the low-calorie tabletop sweetener category, both in volume and profitability. The majority of volume expansion will be achieved by continuing to attract new users into the category. The current strategy focuses on positioning Merisant’s brands as being part of a healthy lifestyle. This positioning is in line with the younger demographics of Latin America versus the United States and Europe. The Company’s regional strategy is focused around:

•                                          Its top three markets: primarily Mexico, followed by Puerto Rico and Argentina;

•                                          the introduction of new and improved formulations (improved taste) combined with sampling efforts and mass media (for example, the launch in Puerto Rico at the end of 2003 of Same® with Sugar, a zero calorie product that is a blend of sugar and low-calorie sweetener, and the recent launch of Canderel® Nature in Mexico);

•                                          the positioning of its major brands as part of a healthy and modern lifestyle; and

•                                          bringing consumers over time from low-priced to premium-priced brands.

Merisant plans to continue to strengthen brand equity by investing in the most cost-effective and proven programs that increase consumer demand at point of sale, such as tasting programs, demonstrators and one-to-one communication with consumers, secondary displays and on-pack promotions with host leading brands. As in other regions, the Company customizes its marketing programs in the Latin American region depending upon country specific market conditions.

Distribution.    Merisant has a strong network of approximately 55 distributors throughout the region, through which nearly all of its sales are made. These distributors sell through all major channels in the region to direct accounts and wholesalers.

Asia/Pacific

Merisant’s Asia/Pacific region, comprised of Australia, New Zealand and Asia, achieved net sales of $20.4 million in 2005, accounting for 7% of the Company’s total net sales and $4.7 million of Operating EBITDA for the year. Merisant’s sales are primarily in Australia and New Zealand (61% of regional sales in 2005). In the Asia/Pacific region, the product is distributed primarily in tablet form, followed by powder in jars and sachets.

Brands.    Net sales in the Asia/Pacific region are generated almost entirely through the sales of two brands,

Equal® and NutraSweet®, with Equal® accounting for the majority of sales in the region. Equal® is positioned as a premium-priced brand within the region, and NutraSweet® is positioned as a mid-priced brand.

Marketing.    Merisant’s sales in the Asia/Pacific region are driven by its strong presence in Australia and New Zealand. Merisant continues to focus its resources on three key growth drivers:

•                                          increasing existing customer loyalty by implementing a pipeline of product and packaging innovations, providing convenience and differentiation;

•                                          bringing new users, targeting younger demographics, to its franchise by repositioning Equal® in Australia/New Zealand as part of a healthy lifestyle and continuing to build the Equal® franchise in other markets, specifically Thailand, Indonesia and Singapore; and

•                                          progressively shifting the Equal® brand from the diabetic “need to use” segment to the “choose to use” segment.

Distribution.    Outside of Australia and New Zealand, Merisant’s brands have traditionally been marketed in the region as “Need to Use” pharmaceuticals for health problems and have largely been sold through the pharmacy channel. The Company operates through master distributors across the Asian continent in the grocery, pharmacy and food service channels. Australian and New Zealand sales are managed through two country specific broker networks that promote Merisant’s brands.

Customers

Merisant sells through multiple channels of distribution, including grocery and pharmacy retailers, food service distributors, mass merchandisers and club/warehouse retailers.  The Company uses distributors and brokers to distribute its products throughout the world and sells products directly to selected customers in its largest markets.  In 2005, $53.7 million, or 18% of Merisant’s net sales, were made to Heinz, the Company’s primary distributor to the grocery and food service customers in the United States.  Other than Heinz, no customer, including those serviced by Heinz, accounted for greater than 10% of the Company’s total net sales in 2005.  As discussed above, the Company has entered into an agreement with ACH to replace Heinz as its exclusive distributor of Merisant tabletop sweeteners in the United States.

Suppliers and Raw Materials

The primary raw materials used in Merisant’s manufacturing process are aspartame, bulking agents, paper and carton. Aspartame is the biggest component of Merisant’s raw material cost representing at least 19% of total standard cost of goods sold in its top four markets in 2005. The Company’s aspartame supply agreement with NutraSweet expired on December 31, 2005 and the Company is pursuing a multi-supplier sourcing strategy for its global aspartame requirements.  Despite the expiration of the supply agreement with NutraSweet, Merisant and its subsidiaries have worldwide, royalty-free, exclusive licenses to use the NutraSweet® trademark in the tabletop sweetener category. The licenses are in effect subject to certain minimum purchase obligations. NutraSweet has the option to terminate the licenses upon six months’ notice if the Company does not purchase at least 200 metric tons of aspartame from it in the calendar year then expired.

According to management’s most recent estimates in 2005, the current aspartame market totals approximately 16,200 metric tons per year with a capacity of 16,500 to 17,000 metric tons per year. NutraSweet is the world’s largest aspartame producer, supplying a significant portion of the market. Management believes that Merisant is one of the top five users of aspartame in the world. Prior to 1992, NutraSweet manufactured aspartame in the United States under patent protection. In 1992, the patent on aspartame expired, paving the way for additional aspartame producers and private label brands. Aspartame prices have declined significantly since the patent expired. There are currently several major manufacturers of aspartame globally. The second and third largest suppliers are Ajinomoto Co. Inc. and Holland Sweetener Company, respectively. Additional aspartame suppliers include Wujin Niutang, Zhejiang Haosen Pharmaceutical Co., Ltd., Shaoxing Yamei Biochemical Industry Co., Ltd., and VitaSweet Co., Ltd., which are China-based aspartame producers.

Although aspartame is widely accepted by consumers and is used in over 6,000 products worldwide, the low-calorie sweetener has been the target of scrutiny during much of its history. In July 2005, researchers from the European Ramazzini Foundation of Oncology and Environmental Sciences in Bologna, Italy reported that a study conducted at the institute showed a statistically significant increase of leukemia and lymphoma in female rats at doses equivalent to the authorized daily intake of aspartame in the United States and Europe (the “Ramazzini Report”). The methodologies and laboratory practices used by the researchers have been widely criticized and the Ramazzini Report’s conclusion contradicts the extensive scientific research and regulatory reviews conducted on aspartame. To address misperceptions about the safety of aspartame, Merisant has participated in an integrated public relations program to reach opinion leaders and consumers.  Nevertheless, some scientists and food safety advocates have supported the study, and the study has been reported in the press, including by The New York Times. The U.S. Food and Drug Administration (the “FDA”), the European Food Safety Authority and the French Food Safety Agency (L’Agence Francaise de Sécurité Sanitaire des Aliments) have requested and received from the Ramazzini Foundation the raw data for the Ramazzini Report.  These regulatory agencies are now reviewing the Ramazzini Report, and it is not known whether any of these agencies will take regulatory action to ban or restrict the sale of products containing aspartame or to require that such products bear a warning label.

The Company observed a decline in consumer purchases in the low-calorie sweetener category as well as its products in France beginning in July 2005 and continuing through the end of the third quarter of 2005.  The Company confirmed through consumer research that the decline in the category and its products in France is directly linked to the announcement of the Ramazzini Report.  At this point in time, the Company has no evidence that this study has had a direct, significant impact in markets outside France.  Nevertheless, Merisant cannot be sure that the claims made by the Ramazzini Foundation with respect to aspartame or the reporting of the study in the press will not have a negative impact on its results of operations in the future.

Food safety advocates also have sought to ban aspartame through legislative action.  Argentine, British and French legislators have called for bans of aspartame, and in 2005, a bill was introduced in the New Mexico Senate that would have banned the sale of products containing aspartame in that state.  The bill was defeated in committee, but may be reintroduced in subsequent legislative sessions.  Similar legislation was defeated in the Philippines and the European Parliament.  While management does not believe that any of these legislative efforts will be successful, such efforts could publicize inaccurate information about the safety of aspartame and cause consumers to lose confidence in the safety of Merisant’s products.

All of the approved low-calorie sweeteners, including aspartame, have been determined to be safe by the FDA and other scientific and regulatory authorities worldwide. Aspartame has been safely consumed for nearly a quarter of a century and is one of the most thoroughly studied food ingredients, with more than 200 scientific studies confirming its safety. The National Toxicology Program, which is made up of four charter agencies of the U.S. Department of Health and Human Services, published a study in October 2005 that concluded that there was no evidence of carcinogenic activity of aspartame, although the researchers cautioned that because the methodology used was new, there was uncertainty as to whether the study possessed sufficient sensitivity to detect a carcinogenic effect. In addition to the FDA, the Joint Expert Committee on Food Additives of the World Health Organization and Food and Agriculture Organization, the Scientific Committee on Food of the European Union and regulatory agencies in 130 countries have reviewed aspartame and found it to be safe for consumption.

Competition

The FDA has approved five low-calorie sweetening ingredients (saccharin, aspartame, neotame, acesulfame potassium or Ace-K, and sucralose) and is currently reviewing two additional sweeteners for consumer use (cyclamate and alitame). The most recent entry is neotame, which was discovered in the early 1990s and approved by the FDA in July 2002, but which has not been used as a widely available commercial low-calorie tabletop sweetener. Merisant believes that there are no other active commercial programs to introduce a new sweetener in the marketplace.

Management believes that there are significant barriers to entry into the low-calorie tabletop sweetener market, including the lengthy regulatory approval process for the basic sweetening ingredient and significant investment in research and development. Furthermore, the low-calorie tabletop sweetener market is already well served at a variety of price points by a number of well-established competitors. Any potential new entrants using existing sweetening ingredients would have to overcome a highly loyal consumer base, established relationships with worldwide trade and distribution networks, the expense of brand building and lack of product differentiation.

Based on management estimates and syndicated market data for select countries, Merisant’s primary competitors are McNeil Nutritionals, LLC (“McNeil”), a subsidiary of Johnson & Johnson, Cumberland Packing Co., Ajinomoto, Sara Lee Corporation and Hermes Sweeteners Ltd.

As discussed above, Merisant has faced significant competition in recent years from McNeil, which markets the artificial sweetener Splenda ®.  Merisant believes that a key factor contributing to the significant growth in popularity of Splenda ® in the United States is McNeil’s carefully orchestrated advertising campaign that makes multiple references to sugar and imagery that Merisant believes has led consumers to believe falsely that Splenda ® contains real sugar and is natural. Based on survey work conducted on behalf of Merisant, Merisant believes that a significant number of consumers who have switched from Equal ® to Splenda ® have been misled in this way. Merisant has responded to this competitive challenge by filing a lawsuit against McNeil in federal court for false and misleading advertising, and the case is scheduled to go to trial in November 2006. McNeil also markets Splenda ® in the United Kingdom, Mexico and Australia, but the brand has not enjoyed the same success in those markets as in the United States.  Notably, in other countries, McNeil has not been able to use the same advertising and labeling strategy that is currently used in the United States. The Company expects that McNeil will launch Splenda ® in France, and Merisant has marketing plans in place to counter this launch.

Employees

Merisant and its subsidiaries employed approximately 500 full-time employees at February 28, 2006.

Item 1A.  Risk Factors

Changes in consumer preferences could decrease revenues and cash flow.

Merisant is subject to the risks of evolving consumer preferences and nutritional and health-related concerns.  Substantially all of Merisant’s revenues are derived from the sale of low-calorie tabletop sweeteners in which aspartame is the primary ingredient.  To the extent that consumer preferences evolve away from low-calorie tabletop sweeteners, and aspartame-based low-calorie tabletop sweeteners in particular, there will be a decreased demand for Merisant’s products.  Consumer perception that there are low-calorie tabletop sweetener alternatives that are healthier or more natural than aspartame could also decrease demand for Merisant’s aspartame-based products.  Any shift in consumer preferences away from Merisant’s products, including any shift in preferences from aspartame-based products to sucralose-based products or other low-calorie tabletop sweetener products, could significantly decrease Merisant’s revenues and cash flows and impair its ability to operate its business.

Competition and consolidation may reduce sales and margins.

Merisant operates in a highly competitive industry and competes with companies that have greater capital resources, facilities and diversity of product lines.  Increased competition for products could result in reduced volumes and/or prices, both of which would reduce its sales and margins.

Merisant’s competitors may also introduce new low-calorie sweeteners, such as has occurred with the sucralose-based low-calorie tabletop sweetener, Splenda®, a product of McNeil Nutritionals, LLC, a Johnson & Johnson, which could increase competition.  To the extent that current users of Merisant’s products switch to other low-calorie sweeteners, there could be a decrease in the demand for its products.

Merisant’s margins are also under pressure from consolidation in the retail food industry in many regions of the world.  In the United States, Merisant has experienced a shift in the channels where consumers purchase its products from the higher margin retail to the lower margin club and mass merchandisers.  Such consolidation may significantly increase Merisant’s cost of doing business and may further result in lower sales of its products and/or lower margins on sales.  In addition, increased competition from private label manufacturers of low calorie tabletop sweeteners may have a negative impact on sales and/or margins.

Merisant’s substantial indebtedness could adversely affect its financial condition.

Merisant and its parent company, Merisant Worldwide, have a significant amount of indebtedness.  As of December 31, 2005, Merisant Worldwide and its subsidiaries, including Merisant, had total debt of $538.2 million, excluding unused revolving loan commitments under the Senior Credit Agreement and the capital lease obligation of $0.4 million, $158.6 million of which is currently scheduled to become due in January 2010.  Merisant’s substantial indebtedness could:

•                  require Merisant to dedicate a substantial portion of its cash flow from operations to payments in respect of its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, potential acquisition opportunities, a level of marketing necessary to maintain its current level of sales and other general corporate purposes;

•                  increase the amount of interest that it has to pay, because some of its borrowings are at variable rates of interest, which will result in higher interest payments if interest rates increase, and, if and when it is required to refinance any of its indebtedness, an increase in interest rates would also result in higher interest costs;

•                  increase its vulnerability to adverse general economic or industry conditions;

•                  require refinancing, which it may not be able to do on reasonable terms;

•                  limit its flexibility in planning for, or reacting to, competition and/or changes in its business or the industry in which it operates;

•                  limit its ability to borrow additional funds;

•                  restrict it from making strategic acquisitions or necessary divestitures, introducing new brands and/or products or exploiting business opportunities; and

•                  place it at a competitive disadvantage compared to its competitors that have less debt and/or more financial resources.

Merisant will be in default of the Senior Credit Agreement if it cannot obtain the Senior Secured Financing or refinance the Senior Credit Agreement in its entirety by January 2, 2007.

The Fourth Amendment to the Senior Credit Agreement provides that the terms of the Senior Secured Financing must be satisfactory to the Requisite Lenders, as defined under the Senior Credit Agreement.  There can be no assurance that the Requisite Lenders will agree to the terms and conditions of any Senior Secured Financing even if the terms and conditions are customary for such financings and otherwise reasonable.  As a result, the Requisite Lenders have sole discretion to cause Merisant to be in default under the Senior Credit Agreement by not agreeing to any Senior Secured Financing with or without reason.  In addition, there can be no assurance that Merisant will be able to obtain the Senior Secured Financing or to refinance the Senior Credit Agreement in its entirety on terms and conditions satisfactory to Merisant or at all.  If Merisant breaches this covenant, the lenders will be permitted to accelerate all loans and accrued and unpaid interest then outstanding under the Senior Credit Agreement.

Health-related allegations could damage consumer confidence in Merisant’s products.

Periodically, claims are made regarding the safety of aspartame consumption.  Past claims include allegations that aspartame leads to neurological illnesses and other health problems.  Current claims include the Ramazzini Report and legislative activities in the United Kingdom and France discussed earlier.  Although management believes that it has had success in presenting scientific evidence to dispute past claims and restore consumer confidence in Merisant’s products that contain aspartame, there can be no assurance that Merisant will be similarly successful in refuting the Ramazzini Report, current legislative actions, or other health-related allegations that may be made in the future.  Merisant continues to believe that aspartame and its products that contain aspartame are safe for human consumption.  However, if consumers lose confidence in the safety of Merisant’s products, sales and margins would be negatively impacted.

Merisant’s business may be adversely affected by its dependence upon its suppliers.

Merisant relies upon Kruger GmbH & Co.  (“Kruger”), under an exclusive third party manufacturing contract, to source a large percentage of the products in the Europe, Africa, Middle East region. There are a limited number of manufacturing service suppliers with the capability and capacity to meet Merisant’s strict product requirements effectively. Failure by Kruger to manufacture products in accordance with the third party manufacturing agreement could result in inventory shortages.  Inventory practices and redundant sourcing contingencies have been established in the event of protracted product supply interruptions; however, regulatory, manufacturing, and replenishment lead times for contingent sources could extend beyond safety stock coverage, which would have a negative impact on earnings and cash flows and impair Merisant’s ability to operate its business.

Inability to protect Merisant’s trademarks and other proprietary rights could damage its competitive position.

Any infringement or misappropriation of Merisant’s intellectual property could damage its value and limit Merisant’s ability to compete.  Merisant relies on copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect its intellectual property.  It owns no patents relating to aspartame or otherwise.  Merisant may have to engage in litigation to protect the rights to its intellectual property, which could result in significant litigation costs and require significant amounts of management’s time.

In a limited number of cases, Merisant licenses its Equal® trademark to certain third parties for use in marketing certain of their products.  It has invested substantially in the promotion and development of its trademarked brands and establishing their reputation as high-quality products.  Actions taken by these parties may damage Merisant’s reputation and its trademarks’ value, which could lead to reduced sales of Merisant’s products.

Merisant and its subsidiaries have worldwide, royalty-free, exclusive licenses to the NutraSweet® mark in the tabletop sweetener category for products which contain aspartame sourced from NutraSweet.  The licenses are in effect subject to certain minimum purchase obligations.  NutraSweet has the option to terminate the licenses upon six months’ notice if Merisant does not purchase at least 200 metric tons of aspartame from it in the calendar year then expired.  Upon termination of Merisant’s rights to the NutraSweet® mark, there is no guarantee that a third party, including NutraSweet, will not introduce a tabletop sweetener product under the NutraSweet® brand which could lead to reduced sales of Merisant’s products.

Merisant believes that the formulas and blends for its products are trade secrets.  It relies on security procedures and confidentiality agreements to protect this proprietary information; however, such agreements and security procedures may be insufficient to keep others from acquiring this information.  Any such dissemination or misappropriation of this information could deprive Merisant of the value of its proprietary information.

Product liability claims or product recalls could adversely affect Merisant’s business reputation.

The sale of food products for human consumption involves the risk of injury to consumers. Such hazards could result from:

•      tampering by unauthorized third parties;

•      product contamination;

•      the presence of foreign objects, substances, chemicals and other agents; or

•      residues introduced during the manufacturing, packaging, storage, handling or transportation phases.

Some of the products Merisant sells are produced by third parties and such third parties may not have adequate quality control standards to ensure that such products are not adulterated, misbranded, contaminated or otherwise defective.  In addition, Merisant licenses its brands for use on products produced and marketed by third parties, for which it receives royalties.  Merisant, as well as the manufacturers of aspartame, may be subject to claims made by consumers as a result of products manufactured by these third parties, which are marketed under Merisant’s brand names.

Consumption of adulterated products may cause serious health-related illnesses and Merisant may be subject to claims or lawsuits relating to such matters.  Even an inadvertent shipment of adulterated products is a violation of law and may lead to an increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies.  Such claims or liabilities may not be covered by

Merisant’s insurance or by any rights of indemnity or contribution, which it may have against third parties.  In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that Merisant’s products caused illness or injury could have an adverse effect on its reputation with existing and potential consumers and on its brand image, all of which could negatively impact earnings and cash flows.

Merisant’s international operations involve the use of foreign currencies, which subjects it to exchange rate fluctuations and other currency risks.

The revenues and expenses of Merisant’s international operations generally are denominated in local currencies, which subject it to exchange rate fluctuations between such local currencies and the U.S. dollar.  These exchange rate fluctuations subject Merisant to currency translation risk with respect to the reported results of its international operations, as well as to other risks sometimes associated with international operations.  In the future, Merisant could experience fluctuations in financial results from its operations outside of the United States, and there can be no assurance it will be able, contractually or otherwise, to reduce the currency risks associated with its international operations.

If Merisant does not manage costs in the highly competitive tabletop sweetener industry, profitability could decrease.

Merisant’s success depends in part on its ability to manage costs and be efficient in the highly competitive tabletop sweetener industry.  If it does not continue to manage costs and achieve additional efficiencies, profitability could decrease.

There is no assurance that the senior management team or other key employees will remain with Merisant.

Merisant believes that its ability to successfully implement its business strategy and to operate profitably depends on the continued employment of the senior management team and other key employees.  If members of the management team or other key employees become unable or unwilling to continue in their present positions, the operation of Merisant’s business would be disrupted and it may not be able to replace their skills and leadership in a timely manner to continue its operations as currently anticipated.

Merisant relies on a major distributor in its largest market and is in the process of transitioning to a new distributor in that market.

Merisant has historically had an agreement with Heinz to purchase and distribute its products to grocery and food service customers in the United States.  In 2005, purchases by Heinz represented 18% of Merisant’s consolidated net sales.  Currently, Merisant is dependent on Heinz to sell its products to grocery stores, certain food wholesalers and food service distributors and operators.  Merisant does not have a significant sales force or sales organization to support the sale of products in the United States.  In February 2006, Merisant announced that it intends to transition from Heinz to a new distributor, ACH Food Companies, for its grocery and food service channels in the United States.  If Merisant’s new distribution partner becomes unwilling or unable to fulfill its obligations under the new agreement, Merisant’s financial performance may be adversely affected.

Merisant may be adversely affected by conditions in the countries where it operates.

Merisant operates in many countries throughout the world.  Economic and political changes in these countries, such as inflation rates, recession, foreign ownership restrictions, restrictions on transfer of funds into or out of a country and similar factors may adversely affect results of operations.

Merisant’s taxes may increase.

In 2000, Merisant’s Swiss subsidiary purchased all of its foreign intangibles, including trademarks, in exchange for a promissory note in the amount of $168.0 million.  The repayment of the principal of this note was not subject to tax in the United States; however, the note was repaid in full in January 2006.  Any future cash repatriation from this subsidiary could be subject to tax in the United States.  As of December 31, 2005, Merisant had estimated net operating loss, or NOL, carryforwards for United States federal income tax purposes of approximately $111.3 million which are available to offset future United States federal taxable income, if any, through 2025, subject to any limitations which might apply under Section 382 of the Internal Revenue Code of 1986.  Merisant has not recorded any deferred tax benefits related to these NOLs in its consolidated financial statements.   As a result, it is difficult to predict the impact on the effective tax rate of the combination of increased taxable income from repatriation of foreign earnings to the United States and the recognition in Merisant’s financial statement of the benefit of its NOL carryforwards.

Item 2.                                   Properties.

Production Facilities

Merisant is engaged in two primary manufacturing processes, one for the powder product and one for tablet. Merisant does not manufacture aspartame or any other ingredient used in these processes. The powder process primarily involves dry-blending ingredients in a tumble mixer or plow blender. The tablet operation consists of loading product ingredients into a tumble mixer for blending. The blended ingredients are then transferred to a dry roller compactor, compressed, and screened to obtain a uniform particle size. The last ingredient is added and the batch is blended a second time. The material is then transferred to the tablet press where the specified tablet size and weight are produced, after which the tablets are placed in small drums for transfer to the high-speed packaging line.

Merisant is also engaged in a number of different packaging processes for the powder and tablets. Once the powder is mixed, it is filled into sachets or jars on high-speed filling lines and then packaged in varying carton sizes, depending on markets and channels. The tablets are filled through high-speed filling lines into appropriate dispensers of varying sizes and packaged in varying carton sizes, depending on market and channels.

Merisant produces the majority of its products at four production facilities throughout the world, two of which Merisant currently operates:

•                                          Manteno, Illinois. The business has operated the Manteno facility since 1990. The Manteno site was selected for its proximity to key raw material and component suppliers, significant advantages for finished goods’ distribution, and lower conversion costs per case. In 1995, the Manteno plant was expanded to install granulated powder packaging (jars) capabilities.

Today, the Manteno facility operates with approximately 133 non-union employees. The plant has substantial capacity to accommodate future growth for the business. The available capacity has been driven by significant improvements in machine efficiencies. The plant’s products are sold primarily in the United States, Canada, Mexico and Caribbean markets.

•                                          Zarate, Argentina. The Latin American operation began in 1996 in Zarate, Argentina. There are approximately 61 employees at the site dedicated to the production of the Company’s products.  The current employee base is non-union; however, Merisant expects that the Chemical Union will organize its employees in the near future.  The plant produces products for the bulk of the Latin America region. It is the only facility that has a liquid line.

•                                          Bergisch and Stendal, Germany. Since 1999, Merisant has contracted with Kruger to manufacture its products for sale in Europe and South Africa. Kruger has production lines in its plants in Bergisch and Stendal, Germany which are exclusively dedicated to Merisant’s products. Merisant owns the equipment used by Kruger to manufacture its products.

Merisant’s focus on safety continues to be very high and is reflected by the certifications awarded to each of its company-owned manufacturing sites:

•                                          Manteno, Illinois. The Manteno facility was one of 178 U.S.-based companies and one of 36 food sites to receive the Voluntary Protection Program, or VPP, Star in 2001 and recertified in 2002. In 2003, 2004 and 2005, the Manteno facility was a recipient of the Illinois Safety Council Safety Award.

•                                          Zarate, Argentina. The Zarate facility was one of 8 companies in Argentina, and the only company in Food, to receive the OHSAS 18001 designation in 2001. The Zarate facility recertified in OHSAS 18000 in 2004 and became ISO 9000:2000 certified in 2004.

Offices

The Company is headquartered in Chicago with offices around the world, including locations in Paris, London, Mexico City, Sydney and Buenos Aires.  The executive and administrative office, located in Chicago, Illinois, has approximately 26,300 rentable square feet. The lease for this office will expire on April 30, 2011. The Company does not believe that it will have difficulty renewing its current leases or finding alternative space in the event it is unable to renew any of its leases on a basis it finds satisfactory.  Merisant considers its offices suitable and adequate for the conduct of its business.

Item 3.                                   Legal Proceedings.

From time to time, the Company is involved in litigation concerning its business operations.

On May 6, 2004, Merisant Manufacturing Australia Pty. Ltd. was served with a complaint in the District Court of Western Australia by an individual alleging that she suffered adverse symptoms after consuming Travacalm brand of motion sickness prevention drug manufactured in 2001 for a pharmaceutical client under a contract manufacturing agreement. Although Merisant sold its entire interest in Merisant Manufacturing Australia Pty. Ltd., pursuant to the sale agreement, Merisant has retained liability for this action. Merisant filed an answer denying the plaintiff’s allegations.  This matter was settled in March 2006 and Merisant will not be required to pay the plaintiff any amounts, including for damages or attorney fees.

In October 2004, Merisant requested the National Advertising Division of the Council of Better Business Bureaus, referred to as the NAD, to review advertising and other claims made by McNeil in connection with its Splenda® brand sweetener. Merisant believed and continues to believe McNeil’s Splenda® advertising to be false and misleading. Despite McNeil’s previous use of the NAD for such disputes and the NAD’s industry-wide, self-regulatory nature, McNeil refused to allow their advertising claims to be judged by the NAD and instead sought to have the issue considered by the United States District Court for the District of Puerto Rico. Under NAD rules, McNeil’s filing in Puerto Rico precluded the NAD from reviewing the matter or referring McNeil’s advertising to the Federal Trade Commission.  In order to have McNeil’s advertising addressed by a jury and court in the continental United States familiar with McNeil’s claims, on November 26, 2004, Merisant filed a federal and state false advertising complaint against McNeil in the United States District Court for the Eastern District of Pennsylvania.  That suit continues today and seeks to have McNeil’s Splenda® campaign stopped because of its misleading nature and seeks significant damages resulting from the impact McNeil’s false advertising has had on Merisant’s sales. On January 13, 2005, McNeil voluntarily dismissed its action in Puerto Rico and in April 2005, McNeil amended its answer to Merisant’s complaint in the Pennsylvania action to add a counterclaim against Merisant alleging that its Equal® Sugar Lite™ packaging and advertising were misleading. McNeil alleged that on a volumetric basis, Equal® Sugar Lite™ does not deliver half the calories of a cup of sugar.  Merisant’s own investigation has confirmed that when measured by weight, in accordance with the formulation for Equal® Sugar Lite™, measurements for Equal® Sugar Lite™ are correct under the FDA compliance standards for measurement by weight. While certain product produced had measurements that may have been volumetrically inaccurate due to manufacturing and packaging issues, the manufacturing and packaging process for Equal® Sugar Lite™ has since been adjusted to ensure volumetric accuracy, all the while ensuring that the product’s weight remained accurate in accordance with FDA compliance standards. Merisant notified consumers of the volumetric issues and offered a replacement package of Equal® Sugar Lite™ or a coupon for a dollar off a new package of the product to affected consumers.  For the year ended December 31, 2005, the Company believes that sufficient reserves are in place to address any remaining inventory on hand or lingering returns from customers associated with this issue.

On February 15, 2006, a putative consumer class action lawsuit was filed against Merisant in the United States District Court for the Northern District of Illinois Eastern Division alleging that Merisant’s Equal® Sugar Lite™ packaging and advertising were misleading. The plaintiffs alleged that on a volumetric basis, Equal® Sugar Lite™ does not deliver half the calories of a cup of sugar.   Merisant’s responsive pleading is due by April 17, 2006 and the Company intends to vigorously oppose the merits of the lawsuit, as well as the appropriateness of class certification.  As noted above, the manufacturing and packaging process for Equal® Sugar Lite™ has been adjusted to ensure volumetric accuracy, all the while remaining accurate in accordance with FDA compliance standards based on weight.   In addition to ensuring that manufacturing and packaging processes were accurate, Merisant took steps to correct statements on packaging at distribution centers containing Equal® Sugar Lite™ product that may not have been volumetrically accurate, provided notice to consumers on its website and offered consumers who may have purchased such product without corrected packaging a replacement package of Equal® Sugar Lite™ or a coupon for a dollar off a new package of the product.  As such, the Company also believes the putative class action suit to be moot.  In an unrelated decision by management related to consumer demand for the product, Merisant stopped manufacturing Equal® Sugar Lite™ in November 2005.

Merisant Europe B.V.B.A., Merisant’s Belgium subsidiary, entered into a co-branding agreement with Galleria Srl, a company through which the Italian designer Elio Fiorucci operates.  Under this co-branding arrangement, Merisant produced a line of Canderel® tablet dispenses that featured designs and trademarks from Mr. Fiorucci’s “Love Therapy by Elio Fiorucci” collection.  The co-branding arrangement contains a representation and warranty that Galleria owns all rights in the name “Love Therapy by Elio Fiorucci” and associated designs and further provides that Galleria will indemnify and hold Merisant Europe and its affiliates harmless against damages resulting from or related to Merisant’s use of the name and designs pursuant to the agreement. Beginning in 2005, Merisant Europe sold tablet dispensers with the “Love Therapy by Elio Fiorucci” designs in Italy.  Edwin & Co. Ltd. has claimed that it owns all rights in Mr. Fiorucci’s name and in the designs used by Merisant Europe and has filed suit against Merisant Europe in Milan, Italy.  On or about March 17, 2006, the court in Milan enjoined Merisant Europe from producing or selling the tablet dispensers after the date of the court order.  Merisant no longer produces the dispensers and has stopped selling dispensers to its distributor in Italy and to consumers over the Internet. Merisant Europe has filed an appeal and will vigorously oppose the court order.  Merisant Europe will also enforce its indemnification rights under its co-branding arrangement with Galleria Srl.

Management believes that the litigation in which it is currently involved is not reasonably likely to be material to Merisant’s financial condition or the results of its operations.

Item 4.                                   Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2005.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

None of the Company’s equity securities are publicly traded.  Merisant’s sole class of equity is common stock, all of which is held by Merisant Worldwide.  Merisant does not pay regular dividends on its common stock.  There have been no dividends declared on Merisant’s common stock in the two most recent fiscal years.  See the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing” for a description of restrictions on the Company’s ability to pay dividends on its common stock.

Item 6.                                   Selected Financial Data.

The following table shows the Company’s summary historical consolidated financial data for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 which were derived from its audited consolidated financial statements. This summary consolidated financial data should be read in conjunction with, and is qualified in its entirety by “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Merisant’s consolidated audited financial statements and accompanying notes included elsewhere in this document (totals may not foot due to rounding).

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(dollars in millions)
Operating Data:
Net sales	$343.1	$349.6	$352.3	$347.7	$305.0
Cost of sales	134.6	134.5	138.0	145.2	129.8
Gross profit	208.5	215.1	214.3	202.4	175.2
Operating expenses	151.5	141.2	147.7	164.9	141.6
Income from operations	57.0	73.9	66.7	37.5	33.6
Interest expense, net	42.2	33.6	36.5	43.7	44.7
Cost of refinancing	—	7.1	29.8	—	—
Euro-denominated loan foreign exchange loss (gain)	—	—	5.2	3.8	(5.7)
Other (income) expense, net	1.1	0.3	(8.0)	(12.0)	(5.5)
Provision for income taxes	7.4	8.1	19.7	7.2	5.6
Net income (loss)	$6.3	$24.7	$(16.4)	$(5.2)	$(5.6)

Other Financial Data:
Depreciation and amortization	$44.7	$38.3	$33.2	$36.6	$32.1
Capital expenditures	15.4	7.1	6.0	12.2	4.6
Cash flows provided by operating activities	43.1	55.7	64.6	44.5	10.4

Supplemental Data:
Bank EBITDA (1)	$115.0	$115.6	$110.2	$87.3	$68.0
Bank EBITDA margin (1)	34%	33%	31%	25%	22%

	At December 31,
	2001	2002	2003	2004	2005
	(dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$14.3	$6.3	$8.8	$9.1	$18.1
Working capital(2)	25.2	42.9	42.5	34.9	34.5
Total assets	640.9	580.8	574.2	533.2	498.4
Total debt(3)	365.3	310.4	466.7	439.9	440.8

(1)              “Bank EBITDA” as presented herein is the measure upon which the covenants contained in Merisant’s Senior Credit Agreement are measured. Bank EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as expenses related to start-up costs, restructuring expenses, expenses related to the Company’s parent’s withdrawn offering of income deposit securities and other transaction fees and certain other non-cash items (including non-cash derivative gains and losses). Pursuant to the third amendment of Merisant’s Senior Credit Agreement, Bank EBITDA for the years ended December 31, 2004 and December 31, 2005 also excludes certain significant charges related to obsolete or slow moving inventory or uncollectible receivables or indebtedness

The following table illustrates the reconciliation of Bank EBITDA to cash flow from operating activities, which management believes is the most nearly equivalent GAAP measure. The adjustments set forth below are those relevant to the periods presented:

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(dollars in millions)
Net cash provided by operating activities	$43.1	$55.7	$64.6	$44.5	$10.4
Provision for income taxes, net of deferred income tax provision	5.4	3.8	9.8	4.3	4.0
Interest expense, net of non-cash interest expense	39.2	31.0	34.1	41.3	42.1
Cash costs of refinancing	—	5.3	—	0.7	(0.1)
Start-up expenses(a)	13.7	0.7	—	—	—
Cash restructuring expenses(b)	0.7	2.3	8.0	4.4	3.0
Other non-cash items(c)	—	0.7	(0.2)	5.0	(0.4)
Equity in (income) loss of affiliates	0.4	0.1	(0.1)	0.1	(0.4)
Net change in operating assets and liabilities	12.5	15.9	(6.0)	(13.0)	9.4
Bank EBITDA	$115.0	$115.6	$110.2	$87.3	$68.0

(a)                                  Start-up expenses, which were expensed as incurred, were costs incurred in connection with the organization of the Company. Merisant included start-up expenses as operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

(b)                                 The charges principally relate to planned employee termination costs that have been announced in each of the respective periods. The restructuring liability as of the end of each period is included in accrued expenses and other liabilities in the consolidated balance sheets. Restructuring expenses for the year ended December 31, 2003 include a non-cash component of $0.3 million, which is excluded from restructuring expenses for the purpose of reconciling net cash provided by operating activities to Bank EBITDA.

(c)                                  Other non-cash items consist of certain non-cash expenses (income) and, for the years ended December 31, 2004 and 2005, certain significant charges related to obsolete or slow moving inventory and uncollectible receivables that are not included in the definition of Bank EBITDA.

Bank EBITDA is presented herein because management believes it is a useful supplement to cash flow from operating activities in understanding cash flows generated from operations that are available for tax, debt service and capital expenditures. The covenants contained in Merisant’s Senior Credit Agreement contain ratios based on this measure of Bank EBITDA. However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information, these measures should not be considered in isolation or as a substitute for consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to similarly titled measures used by other companies.   Bank EBITDA margin is Bank EBITDA as a percentage of net sales.

(2)                                  Working capital is defined as total current assets minus total current liabilities.

(3)                                  Excludes capital lease obligations of $0.4 million at December 31, 2005 and includes outstanding borrowings of $16.0 million under the revolving loan facility at December 31, 2005.

Item 7.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with the Company’s audited consolidated financial statements and their accompanying notes included elsewhere in this document.  The discussion of results by reportable segment should be read in conjunction with Note 16 to the Company’s audited consolidated financial statements included elsewhere in this document, which illustrates the reconciliation of Operating EBITDA to income before income taxes.  Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to “the Company,” or “Merisant” mean Merisant Company and its consolidated subsidiaries.

Overview

Merisant is a worldwide leader in the marketing of low-calorie tabletop sweeteners, with an estimated 24% dollar share as of December 31, 2005 of a growing global retail market, which the Company estimates at $1.5 billion.  Merisant believes that it has the leading dollar market share as of December 31, 2005 in approximately half of what it estimates as the top 20 markets for low-calorie tabletop sweetener sales.  The Company’s premium-priced brands, Equal® and Canderel®, are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated at between 77% and 97% in the Company’s four top markets.  In addition to Equal® and Canderel®, Merisant markets its products under approximately 20 other regional brands that enjoy significant brand recognition in their target markets.  Merisant sells its brands in over 85 countries.

Sales Trends

Merisant’s premium-priced brands had enjoyed a dominant market position among low-calorie sweeteners in many of the Company’s key markets.  In recent years, however, Merisant has faced significant competition from McNeil Nutritionals LLC, a subsidiary of Johnson & Johnson, which markets and distributes the artificial sweetener Splenda®.  Splenda ® is sweetened with sucralose, which is produced by Tate & Lyle PLC through a complex chemical process that converts sucrose molecules into a synthetic compound. Between December 2002 and December 2005, Splenda ®’s dollar share of the United States retail grocery market has grown from approximately 15% to 60% and has surpassed that of Equal ® to become the number one premium low-calorie sweetener in the United States.  While the Company believes that the introduction of Splenda® has increased the size of the market for low-calorie sweeteners in general, Merisant’s net sales have declined during this period, particularly in North America which had accounted for 46% and 37% of Merisant’s net sales in 2003 and 2005, respectively.  As a result of declining net sales, Merisant has experienced significant declines in its Bank EBITDA from $110.2 million in 2003 to $68.0 million in 2005.  For a description of Bank EBITDA, a reconciliation of Bank EBITDA to cash flow from operating activities and a description of Merisant’s maintenance covenants under its Senior Credit Agreement, see “—Liquidity and Capital Resources”.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accounting estimates are an integral part of the financial statements prepared by management and are based on knowledge and experience about past and current events and on assumptions about future events.

The Company believes the following to be its critical accounting estimates because they are both important to the portrayal of its financial condition and results of operations and they require critical management judgements and estimates about matters that are uncertain.  If actual results or events differ materially from those contemplated by the Company in making these estimates, results of operations for future periods could be materially affected.

Advertising and promotional accruals.    The Company expenses advertising costs as incurred or in the period in which the related advertisement initially appears. Merisant deducts consumer incentive and trade promotion activities from revenue based on amounts estimated as being due to customers and consumers at the end of a period, based principally on historical utilization and redemption rates.

Trade marketing.    Merisant’s trade marketing program is designed to fund direct and indirect trade customer efforts that promote the Company’s products. Direct trade customers are customers Merisant sells and ships directly to, including mass marketers and larger grocery chains. Indirect trade customers are those customers served by one of Merisant’s partners, such as Heinz in the United States, and related trade marketing activities are managed by and funded through its partners.

Trade marketing spending helps generate strong retailer support of the Company’s brands, including retailer participation in promotions. Trade promotion activities include every day low price (EDLP), co-op advertising, product displays, special shelf price tagging and securing shelf space and aisle placement.

Trade marketing deductions are recorded as reductions to sales and accrued based on volume shipped using a rate per standard case developed from historical and forecasted trade plan experience and information. The Company derives its trade marketing accrual assumptions from the projected spending that is expected to occur against specifically identified trade programs. Trade marketing performance is monitored monthly and if these trade programs change throughout the year or incur greater than expected expenses, the accrual assumption is reevaluated and any necessary adjustments are made. Globally, trade marketing, sales discounts and slotting fees were approximately 10% of sales in 2003, 11% of sales in 2004 and 13% of sales in 2005. The trade marketing programs are most significant in the United States market and they are primarily related to deductions for price support. In the United States, the Company historically spends 12% to 20% of its gross sales on these programs. For every percentage point increase in trade marketing in the United States, Merisant would incur a reduction in net sales of approximately $1.5 million, before consideration of potential increased sales due to the increase in trade marketing.

Coupons.    One of the primary methods of promoting the Company’s products to consumers in certain markets, primarily the United States, is through coupon related programs. Coupons are distributed typically as:

•                                  Free standing inserts in newspapers

•                                  Instant redeemables included on product packaging

•                                  In-store coupons at dispensers or register

•                                  Direct mail

The month a coupon program is in place, the Company accrues for expected redemptions by consumers and related redemption fees. Merisant maintains extensive information on redemption history on coupon programs and has demonstrated the ability to reasonably predict and accrue for redemptions. If Merisant were to experience coupon redemption rates above historical experience, it would also benefit from incremental volumes sold. The margin realized from this incremental volume would significantly offset any additional coupon expenses. However, if coupon expenses were greater than historical levels by 10% or 20%, without considering any additional margin derived from incremental volumes sold, the result would be a $0.3 million and $0.5 million reduction to gross sales, respectively. Merisant reviews coupon redemption rates monthly and if there are deviations from expectation, the accrual is adjusted accordingly.

Allowances against accounts receivable.    The Company records an allowance for doubtful accounts as an estimate of the inability of its customers to make their required payments. The determination of the allowance requires Merisant to make assumptions about the future ability to collect amounts owed from customers. Changes to these assumptions or estimates could have a material impact on results of operations. When determining the amount of the allowance for doubtful accounts, a number of factors are considered. Most importantly, an aging of the accounts receivable that lists past due amounts according to invoice terms is reviewed. Additional considerations include the current economic environment, the credit rating of the customers, the level of credit insurance applicable to a particular customer, general overall market conditions and historical experience. Once the determination is made that a customer is unlikely to pay, a charge to bad debt expense is recorded in the income statement and an increase to the allowance for doubtful accounts is recorded on the balance sheet. When it becomes certain the customer cannot pay, the receivable is written off against the allowance for doubtful accounts.

From the Company’s inception on March 17, 2000, it has experienced two significant customer bad debt issues, Kmart Corporation in the United States and Food Brokers LTD in the United Kingdom. The Kmart bankruptcy was announced at the end of 2001 and resulted in a charge against the allowance for doubtful accounts in the amount of $0.9 million. Food Brokers LTD announced that it was going into administration on February 8, 2005, resulting in a charge to increase allowances against accounts receivable for the full net receivable totaling $1.7 million as of December 31, 2004 and an incremental charge to increase allowances against accounts receivable of $1.4 million during the year ended December 31, 2005. The allowances against accounts receivable as of December 31, 2005 were $3.6 million, or 1% of net sales, versus $4.3 million, or 1% of net sales, as of December 31, 2004.  The Company believes its allowances against accounts receivable are adequate to cover any future non-payments of its customers. However, if economic conditions deteriorate significantly or if any of Merisant’s large customers declares bankruptcy, larger allowances might be necessary.

Impairment of goodwill.    The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the business. The rate used in determining discounted cash flows is a rate corresponding to Merisant’s cost of capital, risk adjusted where necessary. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, impairment losses of goodwill are charged to operations. Impairment losses, limited to the carrying value of goodwill, represent the excess of the sum of the carrying value of the net assets (tangible and identifiable intangibles) and goodwill over the discounted cash flows. In determining the estimated future cash flows, Merisant considers current and projected future levels of income as well as business trends, prospects and market and economic conditions.

Impairment of long-lived assets.    Long-lived assets consist principally of property and equipment and trademarks. The Company makes regular assessments to determine if factors are present which indicate that an impairment of a long-lived asset or asset group may exist. When factors indicate that an impairment may exist, Merisant compares the sum of the undiscounted cash flows expected from the long-lived asset or asset group to the carrying amount of the asset or asset group. If this comparison indicates impairment, the carrying amount of the long-lived asset or asset group is written down to estimated fair value. The cash flows related to an asset or asset group are based on estimates of future results and actual cash flows may differ from such estimates.

Income taxes.  The Company recognizes deferred taxes for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Federal income taxes are provided on that portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. Merisant evaluates its deferred tax assets to determine whether they are more likely than not to be realized in the future and records valuation allowances against the deferred tax assets for amounts which are not considered more likely than not to be realized. The estimate of the amount that is more likely than not to be realized requires the use of assumptions concerning the amounts and timing of future income by taxing jurisdiction. The Company periodically reviews assumptions and estimates of its probable tax obligations using historical experience in tax jurisdictions and informed judgments. Actual results may differ from those estimates.

Results of Operations

For each of the periods described below, the information set forth under the caption “Consolidated Results” represents an overview of the Company’s results of operations on a consolidated basis.  Additional detail regarding results of operations can be found under the caption “—Segment Results” for each period described below.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table sets forth certain of the Company’s financial data for the years ended December 31,

2004 and 2005 (totals may not foot due to rounding).

	Year Ended December 31,		Year Ended December 31,
	2004	2005	2004	2005	Better/(Worse) than Prior Year
	(dollars in millions)		as % of Sales		Dollars	%

Net sales	$347.7	$305.0	100%	100%	$(42.7)	(12)%
Cost of sales	145.2	129.8	42%	43%	15.5	11%
Gross profit	202.4	175.2	58%	57%	(27.3)	(13)%
Operating expenses:
Marketing and selling expenses	90.6	72.9	26%	24%	17.7	20%
Administration expenses	40.2	41.2	12%	14%	(1.0)	(2)%
Research and development expenses	2.9	1.8	1%	1%	1.1	38%
Amortization of intangibles	22.3	22.2	6%	7%	0.1	0%
Transaction fees	0.7	(0.1)	0%	0%	0.8	115%
Impairment and loss on sale of assets	3.7	0.6	1%	0%	3.1	84%
Restructuring expenses	4.4	3.0	1%	1%	1.4	32%
Total operating expenses	164.9	141.6	47%	46%	23.3	14%
Income from operations	37.5	33.6	11%	11%	(4.0)	(11)%
Other expenses (income):
Interest income	(0.8)	(0.8)	0%	0%	(0.0)	(1)%
Interest expense	44.5	45.5	13%	15%	(1.0)	(2)%
Other (income) expense, net	(8.2)	(11.1)	(2)%	(4)%	2.9	36%
Total other expenses	35.5	33.5	10%	11%	2.0	6%
Income before income taxes	2.0	0.0	1%	0%	(2.0)	(98)%
Provision for income taxes	7.2	5.6	2%	2%	1.6	22%
Net loss	$(5.2)	$(5.6)	(1)%	(2)%	$(0.4)	(8)%

Consolidated Results

Net sales. The decrease in consolidated net sales was primarily attributable to lower sales in North America and, to a lesser extent, in Latin America and Asia/Pacific. In North America, sales were lower across all channels, mainly due to lower consumption, unfavorable sales mix due to new product configurations, reduced inventory levels at distributors and increased trade marketing expenses. In Latin America, sales were lower in most regions due mainly to lower volumes driven by increased pressure from competition and distributor performance issues.  A shift from a direct sales model to a distributor model in Colombia contributed to lower revenues; however, the overall profitability of the Colombia market improved. In Asia/Pacific, sales declined due to the elimination of contract manufacturing sales as a result of the sale of Merisant’s manufacturing facility located in Fairfield, Australia in July 2004 and the discontinuance of certain low margin product lines.  Trade marketing, sales discounts and slotting expenses were approximately 13% of sales for the year ended December 31, 2005 as compared to approximately 11% of sales for the year ended December 31, 2004.  These unfavorable impacts were partially offset by nearly $4 million in favorable currency impacts, improved sales in certain markets within the EAME region and the impact of slotting expenses related to Equal® Sugar Lite™ in 2004 that did not repeat in 2005.   In the EAME region, stronger sales resulting from the strengthening of currencies and improved sales in South Africa, the United Kingdom, Portugal and the Middle East were partially offset by lower sales in other markets, mainly France and Italy. Sales in Portugal were significantly increased by sales to a new distributor to establish appropriate starting inventory levels.

Cost of sales. Cost of sales decreased mainly due to lower sales volume in 2005, as well as costs in 2004 related to the launch of Equal® Sugar Lite™ and the transition to a new warehouse in the United States that did not repeat in 2005.  These favorable impacts were partially offset by increased distribution costs, inventory adjustments, obsolescence reserves and a volume-related penalty pursuant to a third party manufacturing contract for the packaging of Equal® Sugar Lite™. Overall, gross profit was slightly down at 57% for the year ended December 31, 2005 as compared to 58% for the year ended December 31, 2004.

Operating expenses. Marketing and selling expenses decreased mainly due to lower advertising and other marketing costs in all segments, the majority of which relates to lower brand support and launch expenses related to Equal® Sugar Lite™ in 2004 that did not repeat in 2005, coupled with lower marketing and selling administrative expenses in EAME, Latin America and Asia/Pacific and lower performance-based incentive expense due to lower 2005 operating results.  Administration expenses increased primarily due to a charge of $1.4 million to increase the allowance against accounts receivable relating to the announcement by Food Brokers LTD, a former distributor in the United Kingdom, that it was going into administration in February 2005.  This charge, in combination with the allowance established as of December 31, 2004 of $1.7 million, represents an allowance for the entire net receivable as of December 31, 2005.  In addition, higher corporate expenses, mainly related to increased litigation and consulting costs, were partially offset by restructuring savings, lower performance-based incentive expense and, in the EAME segment, reduced infrastructure costs and capital tax accruals.

The impairment loss in the year ended December 31, 2004 relates to the sale of Merisant’s Fairfield, Australia manufacturing facility.  In the year ended December 31, 2005, the impairment loss relates to the write down of equipment that the Company is obligated to purchase from third party vendors due to the cancellation of a product launch in the EAME region, the write down of equipment in the Zarate plant and the write down of assets at the vacated Clayton, Missouri office that is currently being subleased, as well as the difference between Merisant’s lease payment obligation and the sublease rental income through the end of the lease.

During the year ended December 31, 2005, the Company continued its plan designed to improve both financial results and the long-term value of the business.  As a result of these actions, Merisant recorded restructuring charges for workforce reductions of $3.0 million and $4.4 million for the years ended December 31, 2005 and December 31, 2004, respectively.  Restructuring charges were incurred in all segments and at the corporate headquarters in the years ended December 31, 2004 and December 31, 2005.  The restructuring charges incurred in the year ended December 31, 2005 related primarily to additional personnel that were notified of their termination during this period and to continuing provisions for previously notified employees being recorded over their stay periods.  The restructuring charges incurred in the year ended December 31, 2004 related primarily to employee termination costs in the EAME and Latin American segments as well as the departure of Merisant’s previous Chief Executive Officer, Etienne Veber, on November 5, 2004 and two other senior executives at the corporate level. Cash payments related to restructuring liabilities totaled $4.2 million in 2005 and $5.0 million in 2004. Payroll related savings in 2005 as a result of the 2005 actions approximated $1.2 million. Had all 2005 actions taken through December 31, 2005 been in place as of January 1, 2005, estimated payroll savings would have been approximately $2.9 million. As the Company implements actions to improve operational efficiency consistent with its business strategy, significant restructuring charges will continue to be incurred, beginning with the first quarter of 2006. Additional information regarding restructuring charges and the related liability can be found in Note 17 to the audited consolidated financial statements found elsewhere in this document.

Interest. Net interest expense increased in 2005 in comparison to 2004 mainly due to up to 1.25% higher interest rates on the Company’s outstanding $225 million of senior subordinated notes, as the Company did not register exchange notes prior to the agreed deadline.  As a result of the consummation of the exchange offer on October 5, 2005, the interest rate returned to its stated rate of 9.5% per annum.

Other income/expense, net. The favorable variance is mainly attributable to a $5.7 million currency gain on the euro-denominated debt for the year ended December 31, 2005, as compared to a $3.8 million currency loss on this debt for the same period in 2004 and a gain of approximately $0.5 million on the sale of Merisant’s South African entity in conjunction with the shift to a distributor model in that market.  These favorable impacts were partially offset by a $3.3 million lower unrealized gain on derivative instruments and the impact of unfavorable balance sheet remeasurement losses of approximately $1.6 million in the year ended December 31, 2005 as compared to favorable balance sheet remeasurement gains of approximately $2.1 million in the year ended December 31, 2004.  The unrealized gain on derivative instruments is related to the interest rate swaps required by Merisant’s Senior Credit Agreement, which have been marked to market through the statement of operations since the debt refinancing in July 2003.

Taxes.  For the year ended December 31, 2005, a $5.6 million tax provision was recorded on income before taxes of $0.0 million and cash tax receipts of $0.6 million were received. The unusual relationship of the consolidated income tax provision and cash tax receipts to the consolidated income before income taxes for 2005 results primarily from the aggregation of income and the related provision for taxes in the Company’s foreign subsidiaries with losses in the United States that had no related tax benefit.

In 2005 in the United States, Merisant incurred losses before income taxes of $36.6 million, while recording a tax provision of $3.1 million, representing an effective tax rate of (8%). This tax provision primarily represented an increase in the net U.S. deferred tax liability caused principally by current income tax deductions related to amortization of goodwill over a 15 year life that have not been recognized for book purposes. Pursuant to FASB Statement No. 142, goodwill is not amortized for book purposes and is not written down unless impaired, which is not our case. As a result, the deferred tax liability will not reverse until such time, if any, that our goodwill becomes impaired or sold. As such, this deferred income tax liability, which is expected to continue to increase, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” The current tax deduction, along with other components of the taxable loss for the year, served to increase the net operating loss tax credit carryforward, which is reflected as an increase in deferred net income tax assets. However, in assessing deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. SFAS 109 indicates that forming a conclusion that a valuation allowance against a deferred income tax asset is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In 2002, Merisant had cumulative income before taxes, whereas, the significant losses generated in 2003 resulted in cumulative losses before income taxes for the preceding three years. In looking at this evidence, management determined that this negative evidence outweighed the positive evidence, and concluded that a valuation allowance was required against the United States deferred tax assets, as it was more likely than not that all or a portion of these deferred tax assets would not be realized. As discussed above, Merisant has a “naked tax credit” for the deferred tax liability relating to the basis difference in goodwill. This deferred tax liability is not considered in the determination of the valuation allowance due to the indefinite life of the goodwill intangible assets.

In 2005 outside the United States, the Company had income before income taxes of $36.7 million, while recording a tax provision of $2.5 million, representing an effective tax rate of 7%. The overall effective tax rate outside the United States is positively influenced by a favorable tax rate applicable to Merisant’s operating subsidiary in Switzerland and adversely influenced by valuation allowances in certain loss generating subsidiaries. In certain foreign jurisdictions, Merisant incurred losses before income taxes but recorded no tax benefit due to uncertainties regarding its ability to utilize any benefits associated with its net deferred income tax assets in those jurisdictions. Accordingly, Merisant has established full valuation allowances against those net deferred income tax assets.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each of the Company’s reportable segments (totals may not foot due to rounding):

	Net Sales				Operating EBITDA
	Year Ended December 31,		Better/(Worse) than Prior Year		Year Ended December 31,		Better/(Worse) than Prior Year
	2004	2005	$	%	2004	2005	$	%
	(dollars in millions)				(dollars in millions)
North America	$146.0	$113.5	$(32.5)	(22)%	$52.9	$36.5	$(16.4)	(31)%
Operating EBITDA Margin					36%	32%	(4)%

EAME	134.0	136.6	2.6	2%	41.8	40.8	(1.0)	(2)%
Operating EBITDA Margin					31%	30%	(1)%

Latin America	43.7	34.5	(9.2)	(21)%	12.9	10.1	(2.8)	(22)%
Operating EBITDA Margin					30%	29%	(0)%

Asia/Pacific	24.0	20.4	(3.7)	(15)%	1.8	4.7	3.0	167%
Operating EBITDA Margin					7%	23%	16%

(1)          “Operating EBITDA” as used with respect to Merisant’s operating segments is a measure upon which management assesses the financial performance of these segments. Operating EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as start-up expenses, restructuring expenses, certain significant charges related to obsolete or slow moving inventory or uncollectible receivables and indebtedness and certain other non-cash items. See Note 16 to the audited consolidated financial statements found elsewhere in this document for a description of Operating EBITDA and a reconciliation of Operating EBITDA to income (loss) before income taxes. Operating EBITDA margin represents Operating EBITDA as a percentage of net sales.

North America

Net sales. In North America, net sales were lower due mainly to reduced volumes in the grocery, food service, club and mass channels primarily attributable to lower consumer demand which was impacted by increased competitive pressure and, to a lesser extent, lower inventory levels at Merisant’s main distributor.  Additionally, unfavorable sales mix due to a shift to a new, but lower margin product configuration in the club channel and a bonus pack sold into the mass channel, as well as higher trade marketing expenses across nearly all channels also contributed to the sales decline.  Trade marketing, sales discounts, and slotting fees were approximately 21% of net sales for the year ended December 31, 2005 as compared to approximately 16% of net sales for the year ended December 31, 2004. These unfavorable impacts were slightly offset by slotting expenses related to Equal® Sugar Lite™ in 2004 that did not repeat in 2005, increased sales in Canada due to an adverse distributor inventory adjustment in 2004 that did not occur in 2005 and increased 2005 sales related to contract manufacturing activities.

Operating EBITDA. The decrease in Operating EBITDA was primarily related to the margin impact of lower sales volumes, shift in sales mix, increase in trade marketing, inventory adjustments and a volume-related penalty pursuant to a third party manufacturing contract for the packaging of Equal® Sugar Lite™ in 2005, partially offset by launch costs in 2004 related to Equal® Sugar Lite™, the costs to transition to a new warehouse that did not repeat in 2005, lower advertising production and media expenses and lower performance-based incentive expense.  Operating EBITDA margin decreased due primarily to the unfavorable impacts previously described.

EAME

Net sales. The net sales increase in EAME resulted primarily from a $2.1 million favorable impact of currency translation.  In addition, there was significant sales growth in South Africa, the United Kingdom, Portugal and the Middle East,  which was partially offset by a sales decline in a number of other parts of the region, mainly France, Italy, Switzerland, Hungary and Sweden.   Sales in South Africa and Portugal were significantly increased by sales to a new distributor to establish appropriate starting inventory levels.

Operating EBITDA. Operating EBITDA decreased mainly due to the impact of the increase to the allowance against the Food Brokers, LTD accounts receivable, a favorable settlement of a number of outstanding liabilities totaling $1.7 million in 2004 that did not repeat in 2005 and balance sheet remeasurement losses in 2005 as opposed to gains in 2004.  These unfavorable items were nearly offset by the margin impact of increased sales, reduced infrastructure costs, a favorable capital tax ruling in Switzerland resulting in the reduction of capital tax accruals and lower performance-based incentive expense.  The decrease in Operating EBITDA margin was primarily due to balance sheet remeasurement losses and the favorable settlement of liabilities in 2004 that did not repeat in 2005 that more than offset an increase in gross margin percentage and lower marketing, selling and administrative costs as a percentage of sales.

Latin America

Net sales. The decrease in Latin American sales was attributable to lower sales across the entire region due primarily to softer demand, increased competitive pressure and, in some countries, poor distributor performance.  A shift from a direct sales model to a distributor model in Colombia contributed to lower revenues; however, the overall profitability of operations in Colombia improved.

Operating EBITDA. Operating EBITDA decreased due mainly to the unfavorable margin impact of lower sales.  This impact was significantly offset by the reversal of a $1.3 million currency loss related to the settlement of an outstanding liability, lower performance-based incentive expense and improved infrastructure costs, a portion of which related to the change in the business model in Colombia.  Operating EBITDA margin was relatively flat as the reversal of the currency loss was offset by lower gross margin percentage and higher marketing and administrative expenses as a percentage of sales.

Asia/Pacific

Net sales. Net sales in the Asia/Pacific region decreased due to the elimination of contract manufacturing sales as a result of the sale of Merisant’s manufacturing facility located in Fairfield, Australia in July 2004 and the discontinuation of certain low margin product lines in Australia/New Zealand.  These declines in sales were partially offset by favorable currency impacts.

Operating EBITDA. Operating EBITDA increased despite the reduction in sales primarily due to significant positive sales mix related to lower sales of negative or low margin products, lower performance-based incentive expense and lower brand support and marketing and selling administrative costs in Australia/New Zealand.  Operating EBITDA margin increased significantly due to improved gross margin percentage resulting from the reduction in negative and lower margin sales, lower product costs and improved operating costs as a percentage of sales due to reductions in brand support and selling and marketing administrative costs in Australia/New Zealand.

Corporate Expenses

Corporate expenses increased from $22.1 million in the year ended December 31, 2004 to $24.2 million in the year ended December 31, 2005, primarily due to higher litigation and consulting costs, which were partially offset by savings related to restructuring activities.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The following table sets forth certain of the Company’s financial data for the years ended December 31, 2003 and 2004 (totals may not foot due to rounding).

	Year Ended December 31,		Year Ended December 31,
	2003	2004	2003	2004	Better/(Worse) than Prior Year
	(dollars in millions)		As % of Sales		Dollars	%
Net sales	$352.3	$347.7	100%	100%	$(4.6)	(1)%
Cost of sales	138.0	145.2	39%	42%	(7.3)	(5)%
Gross profit	214.3	202.4	61%	58%	(11.9)	(6)%
Operating expenses:
Marketing and selling expenses	81.4	90.6	23%	26%	(9.2)	(11)%
Administration expenses	35.0	40.2	10%	12%	(5.2)	(15)%
Research and development expenses	0.8	2.9	0%	1%	(2.1)	(253)%
Amortization of intangibles	22.2	22.3	6%	6%	(0.2)	(1)%
Transaction fees	—	0.7	—%	0%	(0.7)	—%
Impairment and loss on sale of assets	—	3.7	—%	1%	(3.7)	—%
Restructuring expenses	8.2	4.4	2%	1%	3.9	47%
Total operating expenses	147.7	164.9	42%	47%	(17.2)	(12)%
Income from operations	66.7	37.5	19%	11%	(29.1)	(44)%
Other expenses (income):
Interest income	(0.8)	(0.8)	0%	0%	0.0	(3)%
Interest expense	37.3	44.5	11%	13%	(7.2)	(19)%
Costs of refinancing	29.8	—	8%	—%	29.8	100%
Other (income) expense, net	(2.9)	(8.2)	(1)%	(2)%	5.3	186%
Total other expenses	63.4	35.5	18%	10%	27.9	44%
Income before income taxes	3.3	2.0	1%	1%	(1.2)	(38)%
Provision for income taxes	19.7	7.2	6%	2%	12.5	63%
Net loss	$(16.4)	$(5.2)	(5)%	(1)%	$11.2	68%

Consolidated Results

Net sales.  The decrease in consolidated net sales was primarily attributable to lower sales in the retail channels and unfavorable sales mix in the North American segment, lower sales in some key markets outside of the United States including the Middle East and the Caribbean regions and increased trade marketing expense due to changes in expense estimates recorded in the second quarter of 2003 related to experience favorabilities. Trade marketing, sales discounts and slotting expenses were approximately 11% of sales for the year ended December 31, 2004 as compared to approximately 10% of sales for the year ended December 31, 2003. These unfavorable impacts were nearly offset by approximately $16.5 million in favorable currency impacts, continued growth in the North American food service business, the United Kingdom and South Africa, and sales related to contract manufacturing.

Cost of sales.  Cost of sales increased mainly due to launch costs and inventory reserves related to a new product (Equal® Sugar Lite™), other inventory reserves, currency translation and higher distribution costs in certain markets, partially offset by favorable manufacturing variances. Overall, these factors, coupled with new product slotting expenses, resulted in a decrease in gross margin from approximately 61% for the year ended December 31, 2003 to 58% for the year ended December 31, 2004.

Operating expenses.  Marketing and selling expenses increased for the year ended December 31, 2004 compared to the same period in 2003 primarily due to currency impacts of approximately $4.0 million and increased brand support of approximately $6.5 million in key markets such as North America, France, the United Kingdom, South Africa, Hungary and Argentina, as well as the regional EAME level. The increased brand support includes marketing and selling expenses associated with the new product launch of Equal® Sugar Lite™  in North America. These increases were partially offset by reductions in sales and marketing administrative costs due to business model changes in certain markets.

Administration expenses increased primarily due to a charge of $1.7 million to increase the allowances against accounts receivable relating to the announcement by Food Brokers LTD, a former distributor in the United Kingdom, that it was going into administration, currency impacts of approximately $1.5 million, increased legal expenses of approximately $1.0 million, mainly related to litigation in Puerto Rico, and increased infrastructure costs of approximately $3.5 million, including increased consulting costs, executive hiring costs, capital tax, tax audit and facilities costs in Europe and costs related to the limited recall in Asia Pacific. These increases were partially offset by savings from restructuring actions. Research and development expenses increased due to the Company’s focus on innovation and new products. As a result of actions to improve both financial results and the long-term value of its business, the Company recorded restructuring charges for workforce reductions of $4.4 million for the year ended December 31, 2004 as compared to $8.2 million for the year ended December 31, 2003. The restructuring charges incurred in 2004 related primarily to employee termination costs in the EAME and Latin American segments as well as the departure of Merisant’s previous Chief Executive Officer, Etienne Veber, on November 5, 2004 and two other senior executives at the corporate level. The restructuring charges in 2003 were higher than in 2004 as they included significantly higher charges related to the departure of a former Chief Executive Officer, Arnold Donald, on June 30, 2003. Cash payments related to restructuring liabilities totaled $5.0 million in 2004 and $4.5 million in 2003. Payroll related savings in 2004 as a result of the 2004 actions approximated $1.0 million. Had all 2004 actions taken though December 31, 2004 been in place as of January 1, 2004, estimated payroll savings would have been approximately $4.0 million. Additional information regarding restructuring charges and the related liability can be found in Note 17 to the audited consolidated financial statements found elsewhere in this document.

The $3.7 million impairment and loss on sale of assets relates to the sale of Merisant’s Fairfield, Australia manufacturing facility. The sale of this facility closed on July 23, 2004. Additional information regarding the financial impacts of this transaction can be found in Note 5 to the audited consolidated financial statements found elsewhere in this document.

Interest.  Net interest expense increased in the year ended December 31, 2004 compared to the same period in 2003 due to higher debt balances and interest rates resulting from the Company’s recapitalization, which was completed in July 2003. In addition, commencing July 5, 2004, the interest rate increased 0.25% over the stated rate for the outstanding notes due to the Company’s failure to register the exchange notes prior to the agreed to deadline, and commencing October 5, 2004, the interest rate on the outstanding notes increased an additional 0.25%. The cumulative impact of the 0.5% additional interest was approximately $94,000 per month. See “—Liquidity and Capital Resources—Financing” for additional information regarding subsequent increases to the interest rate for the outstanding notes.

Costs of refinancing.  In conjunction with the refinancing of its Senior Credit Agreement in July 2003, the Company wrote off $8.7 million of deferred financing fees associated with its previous credit facility and recognized $21.1 million of derivative losses related to interest rate swaps and collars associated with the old debt which were previously deferred as a component of other accumulated comprehensive loss.

Other (income) expense, net.  The favorable increase is mainly attributable to a $8.9 million unrealized gain on derivative instruments incurred in the year ended December 31, 2004 as compared to a $5.8 million unrealized gain on derivative instruments in the year ended December 31, 2003. This impact is related to the interest rate swaps required by Merisant’s Senior Credit Agreement, which have been marked to market through the statement of operations since the debt refinancing in July 2003. In addition, the Company incurred a $3.8 million currency loss for the year ended December 31, 2004 versus a currency loss of $5.2 million for the year ended December 31, 2003 on the euro-denominated debt issued in July 2003. The remaining increase was primarily the result of a favorable settlement of a number of outstanding liabilities totaling $1.7 million.

Taxes.  For the year ended December 31, 2004, a $7.2 million tax provision was recorded on income before taxes of $2.0 million and cash tax payments of $5.2 million were made. The unusual relationship of the consolidated income tax provision and cash tax payments made to the consolidated income before income taxes for 2004 results primarily from the aggregation of income and the related provision for taxes in the Company’s foreign subsidiaries with losses in the United States that had no related tax benefit.

In 2004 in the United States, Merisant incurred losses before income taxes of $25.8 million, while recording a tax provision of $2.7 million, representing an effective tax rate of (10%). This tax provision primarily represented an increase in the net U.S. deferred tax liability caused principally by current income tax deductions related to amortization of goodwill over a 15 year life that have not been recognized for book purposes. Pursuant to FASB Statement No. 142, goodwill is not amortized for book purposes and is not written down unless impaired, which is not the Company’s case. As a result, the deferred tax liability will not reverse until such time, if any, that goodwill becomes impaired or sold. As such, this deferred income tax liability, which is expected to continue to increase, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” The current tax deduction, along with other components of the taxable loss for the year, served to increase the net operating loss tax credit carryforward, which is reflected as an increase in deferred net income tax assets. However, in assessing deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. SFAS 109 indicates that forming a conclusion that a valuation allowance against a deferred income tax asset is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In 2002, Merisant had cumulative income before taxes, whereas, the significant losses generated in 2003 resulted in cumulative losses before income taxes for the preceding three years. In looking at this evidence, management determined that this negative evidence outweighed the positive evidence, and concluded that a valuation allowance was required against the United States deferred tax assets, as it was more likely than not that all or a portion of these deferred tax assets would not be realized. As discussed above, Merisant has a “naked tax credit” for the deferred tax liability relating to the basis difference in goodwill. This deferred tax liability is not considered in the determination of the valuation allowance due to the indefinite life of the goodwill intangible assets.

In 2004 outside the United States, the Company had income before income taxes of $27.8 million, while recording a tax provision of $4.6 million, representing an effective tax rate of 16%. The overall effective tax rate outside the United States is positively influenced by a favorable tax rate applicable to Merisant’s operating subsidiary in Switzerland and adversely influenced by valuation allowances in certain loss generating subsidiaries. In certain foreign jurisdictions, Merisant incurred losses before income taxes but recorded no tax benefit due to uncertainties regarding its ability to utilize any benefits associated with its net deferred income tax assets in those jurisdictions. Accordingly, Merisant has established full valuation allowances against those net deferred income tax assets. In addition, in the year ended December 31, 2004 Merisant recorded a loss on impairment of assets for certain assets owned by an Australian subsidiary whose shares were sold. Under Australian law, Merisant was unable to realize any tax benefit related to this loss on the sale of Australian shares. Accordingly, Merisant has not recorded any tax benefit on the loss on impairment of fixed assets.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each of the Company’s reportable segments (totals may not foot due to rounding):

	Net Sales				Operating EBITDA(1)
	Year Ended December 31,		Better/(Worse) than Prior Year		Year Ended December 31,		Better/(Worse) than Prior Year
	2003	2004	$	%	2003	2004	$	%
	(dollars in millions)				(dollars in millions)
North America	$161.0	$146.0	$(15.0)	(9)%	$75.2	$52.9	$(22.3)	(30)%
Operating EBITDA Margin					47%	36%	(10)%
EAME	123.9	134.0	10.1	8%	38.7	41.8	3.1	8%
Operating EBITDA Margin					31%	31%	(0)%
Latin America	46.7	43.7	(3.0)	(6)%	15.7	12.9	(2.8)	(18)%
Operating EBITDA Margin					34%	30%	(4)%
Asia/Pacific	20.7	24.0	3.3	16%	0.6	1.8	1.2	200%
Operating EBITDA Margin					3%	7%	5%

(1)                                  “Operating EBITDA” as used with respect to the Company’s operating segments is a measure upon which management assesses the financial performance of these segments. Operating EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as start-up expenses, restructuring expenses, certain significant charges related to obsolete or slow moving inventory or uncollectible receivables and indebtedness and certain other non-cash items. See Note 16 to the audited consolidated financial statements found elsewhere in this document for a description of Operating EBITDA and a reconciliation of Operating EBITDA to income (loss) before income taxes. Operating EBITDA margin represents Operating EBITDA as a percentage of net sales.

North America

Net sales.  The decrease in net sales in the North America segment for the year ended December 31, 2004 compared to the year ended December 31, 2003 was principally attributable to lower sales volumes in the retail channels resulting from lower consumer demand for Merisant’s products, unfavorable sales mix related to shifts in volumes between channels and products and increased trade marketing expense due to changes in expense estimates recorded in 2003 related to experience favorabilities. Trade marketing, sales discounts, and slotting fees were approximately 16% of sales for the year ended December 31, 2004 as compared to approximately 12% of sales for the year ended December 31, 2003. These negative impacts were partially offset by growth in the food service channel, which was mainly fueled by stronger consumption, and sales related to contract manufacturing. Initial shipments of a new product (Equal® Sugar Lite™) totaling $3.3 million in revenue were more than offset by slotting expenses and allowances for returns of $3.8 million.

Operating EBITDA.  The decrease in Operating EBITDA for the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily related to the reduction in sales volumes, increase in trade marketing and shift in sales mix from retail to food service previously discussed, as well as the net impact on Operating EBITDA of the new product launch totaling $9.8 million. Operating EBITDA margin decreased due primarily to the shift in sales mix from retail to food service, significant incremental product costs related to the new product launch and higher trade marketing and marketing and selling expenses as a percentage of sales.

EAME

Net sales.  The net sales increase in EAME for the year ended December 31, 2004 compared to the year ended December 31, 2003 resulted primarily from approximately $15.4 million in favorable currency impacts, including the impact of hedging activity. Although there was significant growth in some markets, such as the United Kingdom and South Africa, those increased sales were more than offset by lower sales in a number of other parts of the region, mainly the Middle East, France, the Netherlands, Germany, Italy and Africa.

Operating EBITDA.  The increase in Operating EBITDA for the year ended December 31, 2004 compared to the year ended December 31, 2003 resulted from the impact of strengthened currency in the region of approximately $6.3 million, favorable manufacturing variances and favorable settlement of a number of outstanding liabilities totaling $1.7 million. These impacts were partially offset by the margin impact of lower overall sales, excluding currency, and by increased marketing spend in certain key markets. The decrease in Operating EBITDA margin was primarily due to increased marketing costs as a percentage of sales, partially offset by improved cost of goods sold and the impact of the favorable settlement of liabilities.

Latin America

Net sales.  Latin American sales decreased for the year ended December 31, 2004 compared to the year ended December 31, 2003 mainly due to lower sales volumes in the Caribbean region and lower net pricing and unfavorable translation currency impacts in Mexico. A strategic decision after the first quarter of 2003 to halt shipments to certain customers due to suspected diversion of products priced and intended for sales in their region back into the U.S. market contributed to the shortfall in the Caribbean region.

Operating EBITDA.  Operating EBITDA decreased for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily due to the gross margin impact of lower sales and increased marketing investment in Argentina as well as a few other markets. The decrease in Operating EBITDA margin is due mainly to lower pricing in Mexico, increased marketing and selling costs on a lower sales base, balance sheet remeasurement losses and unfavorable translation currency impacts.

Asia/Pacific

Net sales.  Net sales in the Asia/Pacific region increased for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily due to strengthening currency in Australia/New Zealand as well as sales growth in India and Thailand and growth in the contract manufacturing business, which was sold on July 23, 2004. In addition, expenses incurred in the fourth quarter of 2003 related to a limited recall negatively impacted 2003 sales, resulting in a favorable year over year gain when comparing 2004 to 2003.

Operating EBITDA.  Operating EBITDA increased for the year ended December 31, 2004 compared to the year ended December 31, 2003 mainly due to favorable gross margins resulting primarily from increased overhead absorption and the favorable impact on the year over year comparison resulting from the costs of the limited recall of approximately $0.7 million incurred in 2003. The significant favorable currency translation impact on sales resulted in only a slight increase in Operating EBITDA due to the negative impact of the strengthened Australian dollar on cost of goods sold to Asian countries.

Corporate Expenses

Corporate expenses increased from $20.0 million for the year ended December 31, 2003 to $22.1 million for the year ended December 31, 2004, primarily due to an increase of approximately $5.5 million related to increased research and development spending, increased consulting costs, higher legal fees mainly related to litigation in Puerto Rico, executive hiring costs and the limited recall in Australia, mostly offset by restructuring savings and reductions in performance-based incentive expense.

Liquidity and Capital Resources

Merisant’s liquidity needs are primarily met through internally generated cash flow. As needed, Merisant also borrows money under the revolving portion of its Senior Credit Agreement. Merisant’s primary uses of cash are cost of sales, operating expenses, debt service, capital expenditures and distributions to its stockholder.

Accounts receivable levels, time to payment and inventory levels impact the amount of internally generated cash flow. The following table shows information with respect to accounts receivable and inventory as of December 31, 2003, 2004, and 2005. Accounts receivable decreased in the year ended December 31, 2005 primarily due to significantly lower sales in the fourth quarter of 2005 as compared to the fourth quarter of 2004. The increase in inventory was the result of significant aspartame purchases in 2005 that will continue to be consumed throughout 2006.

	December 31,
	2003	2004	2005
Accounts receivable (in millions)	$90.7	$81.7	$66.3
Days sales outstanding	93	85	78
Inventory (in millions)	$28.0	$25.7	$29.2
Days sales in inventory	74	64	81

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

For the year ended December 31, 2005, net cash provided by operating activities was $10.4 million, whereas in the year ended December 31, 2004, net cash provided by operating activities was $44.5 million.  Operating cash flows decreased $34.1 million versus the year ended December 31, 2004, primarily due to reduced operating results and a decrease in the contribution from working capital of $22.4 million. The contribution from working capital decreased mainly due to reductions in accounts payable and accrued expenses.  Timing of payments, lower marketing spend, reduced performance-based incentive accruals, the sale of the Company’s South African subsidiary and settlement of value added tax payables all contributed to the reduction in accounts payable and accrued expenses.  Additionally, working capital decreased as a result of an increase in aspartame inventories that will continue to be consumed throughout 2006.

Net cash used in investing activities totaled $4.4 million for the year ended December 31, 2005, compared to $10.6 million for year ended December 31, 2004.  Capital expenditures in the year ended December 31, 2005 were significantly lower than in the year ended December 31, 2004, primarily due to equipment upgrades at the Manteno and Zarate facilities, spending at Merisant’s former facility in Fairfield, Australia and business system enhancements in the year ended December 31, 2004 that did not repeat in the comparable period in 2005.

For the year ended December 31, 2005, financing activities provided $3.9 million in cash, a $37.3 million increase as compared to the year ended December 31, 2004, when cash used in financing activities totaled $33.3 million. As of December 31, 2005, cash was provided from borrowings of $16.0 million under the revolving loan facility, as compared to no borrowings under the revolving loan facility as of December 31, 2004.  Additionally, Merisant prepaid $22.6 million on its Senior Credit Agreement in the year ended December 31, 2004, whereas in the year ended December 31, 2005, only scheduled principal payments were made under the Senior Credit Agreement.  In addition, distributions of $1.0 million and $2.2 million in the form of loans were made to Merisant’s sole stockholder in the years ended December 31, 2005 and December 31, 2004, respectively, for the purpose of paying financing fees and other administrative expenses.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net cash provided by operating activities totaled approximately $44.5 million for the year ended December 31, 2004, compared to $64.6 million for the year ended December 31, 2003. Operating cash flows for the year ended December 31, 2004 decreased $20.1 million versus the year ended December 31, 2003, primarily due to reduced operating results partially offset by an increase in the contribution from working capital of $7.0 million. The contribution from working capital increased mainly due to a favorable change in trade receivables and inventories.

Net cash used in investing activities totaled $10.6 million for the year ended December 31, 2004, compared to $8.3 million for the year ended December 31, 2003. Capital expenditures in 2004 were higher than in 2003, primarily due to equipment upgrades at the Manteno facility and at the facility of Merisant’s European toll manufacturer and business system enhancements and upgrades. Net cash used in investing activities in the year ended December 31, 2003 included a payment of $2.4 million in connection with the acquisition of a trademark in Latin America.

Net cash used in financing activities totaled $33.3 million in the year ended December 31, 2004, compared to $54.6 million in the year ended December 31, 2003. Increased interest expense related to the outstanding notes and lower cash from operating activities led to lower debt principal payments in the year ended December 31, 2004 versus the year ended December 31, 2003. In July 2003, the Company incurred significant costs related to its refinancing and paid a significant dividend to its shareholder.

Capital Expenditures

Capital expenditures in 2005 were $4.6 million and are expected to be in the range of $3.0 million to $5.0 million in 2006. Merisant believes that internally generated cash flow, together with borrowings available under its Senior Credit Agreement, will be sufficient to fund capital expenditures over the next 12 months.

Financing

On July 11, 2003, Merisant issued $225.0 million principal amount of its senior subordinated notes and refinanced its credit facility with the Senior Credit Agreement.  A portion of the proceeds of the senior subordinated notes and the new Senior Credit Agreement were used to pay a dividend. The Senior Credit Agreement provides for aggregate commitments of up to $310.0 million, consisting of a revolving loan facility of $35.0 million, of which a portion is available at Merisant’s option in euro or dollars or in the form of letters of credit denominated in dollars or euro, as well as term loan facilities of $275.0 million, consisting of a Euro Term Loan A of $50.0 million, and a Term Loan B of $225.0 million, denominated in dollars. The Senior Credit Agreement is guaranteed by Merisant’s sole stockholder and each of its domestic subsidiaries.  The Senior Credit Agreement and the guarantees of the guarantors are secured by a first-priority security interest in substantially all of Merisant’s assets and the assets of the guarantors.

Commencing July 5, 2004, the interest rate on the senior subordinated notes increased 0.25% over the stated rate as Merisant did not register exchange notes prior to the agreed deadline, and commencing on each of October 5, 2004, January 5, 2005, April 5, 2005 and July 5, 2005, the interest rate on the senior subordinated notes increased an additional 0.25% for a total increase of 1.25%.  The cumulative impact of the 1.25% additional interest was approximately $0.2 million per month.  As a result of the consummation of the exchange offer on October 5, 2005, the interest rate returned to its stated rate of 9.5% per annum.  As of December 31, 2005, the deferred financing cost balance related to the exchange offer was approximately $0.6 million and is being amortized over the remaining term of the notes.

As part of Merisant’s refinancing in 2003, it incurred significant financing costs that are being amortized in accordance with the terms of the respective debt instruments.  As of December 31, 2005, the deferred financing cost balance related to the refinancing of the Senior Credit Agreement, the issuance of the senior subordinated notes in July 2003 and the execution of any subsequent amendments to the Senior Credit Agreement was approximately $13.1 million.

Borrowings under the Senior Credit Agreement bear interest, at Merisant’s option, at either adjusted LIBOR or, in the case of dollar-denominated loans, at the alternate base rate plus, in each case, a spread.

Outstanding letters of credit under the revolving loan facility will be subject to a per annum fee equal to the applicable spread over adjusted LIBOR for revolving loans.  The Euro Term Loan A and the revolving loan facility have a maturity of five and one-half years while the Term Loan B has a maturity of six and one-half years.

The indenture governing the senior subordinated notes and the Senior Credit Agreement contain covenants that limit, among other things, Merisant’s ability to:

•         pay dividends,

•         incur additional debt,

•         create liens,

•         engage in transactions with affiliates, or

•         sell or purchase property and equipment and take certain other actions with respect to the business.

In addition, the Senior Credit Agreement contains covenants that require Merisant to maintain a specified maximum leverage ratio and senior debt ratio and a minimum fixed charge ratio and interest coverage ratio.  These ratios are measured on the basis of Bank EBITDA for the four fiscal quarters ending at least 45 days prior to the payment date.  Bank EBITDA is discussed here because it is the measure upon which the covenants contained in the Senior Credit Agreement are measured. However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information with respect to an assessment of liquidity as impacted by the covenants in Merisant’s primary debt obligations, this measure should not be considered in isolation from, or as a substitute for, consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to, similarly titled measures used by other companies.  The reconciliation of Bank EBITDA to cash flow from operating activities, which management believes is the most nearly equivalent GAAP measure, can be found in Item 6 of this Form 10-K.

Bank EBITDA as originally defined in the Senior Credit Agreement excludes interest expense, income tax expense and depreciation and amortization, as well as items such as expenses related to restructuring expenses and other non-cash items. On October 20, 2004, Merisant entered into an amendment to its Senior Credit Agreement.  Pursuant to the amendment, fees of up to a maximum of $4.5 million related to the withdrawn offering of income deposit securities of Merisant’s parent, Merisant Worldwide, were excluded from Merisant’s Bank EBITDA calculation and Merisant was permitted to make distributions to Merisant Worldwide in an aggregate amount not to exceed $4.5 million for the payment of such fees and expenses.  In addition, the existing limit on restructuring costs excludable from Merisant’s Bank EBITDA calculation was increased by $2.0 million.  On March 11, 2005, Merisant again amended its Senior Credit Agreement.  Pursuant to this amendment, the existing financial condition covenant ratios were revised and an additional financial condition covenant ratio, consolidated senior leverage ratio, was added. In addition, charges related to obsolete or slow-moving inventory or uncollectible receivables or indebtedness, up to a maximum of $5.0 million since September 30, 2004, and transaction fees related to the execution of this amendment were excluded from the Bank EBITDA calculation and the existing limit on restructuring costs excludable from the Bank EBITDA calculation was increased by $4.0 million.  Fees of approximately $1.0 million were incurred in the first quarter of 2005 in connection with the execution of this amendment.  These fees were classified as deferred financing fees and are being amortized over the remaining life of the related debt.

Fourth Amendment to Senior Credit Agreement and Refinancing Activity

Merisant and Merisant Worldwide are highly leveraged.  At December 31, 2005, Merisant Worldwide and its subsidiaries, including Merisant, had $538.2 million of long-term debt outstanding, consisting of $97.4 million aggregate principal amount of Merisant Worldwide’s 12 ¼% senior subordinated discount notes due 2014, $225 million aggregate principal amount of Merisant’s 9 ½% senior subordinated notes due 2013 and $215.8 million aggregate principal amount outstanding under Merisant’s Senior Credit Agreement, excluding capital lease obligations of $0.4 million and unused commitments on the revolving portion of the Company’s Senior Credit Agreement.  In addition, Merisant has experienced significant declines in Bank EBITDA from $110.2 million in 2003 to $87.3 million in 2004 to $68.0 million in 2005.  The Company’s high leverage and declining net sales and Bank EBITDA have resulted in successive downgrades of the Company’s credit ratings.  Currently, Moody’s Investors Service and Standard & Poor’s rating agencies have assigned ratings to Merisant’s overall credit and to its senior secured debt and senior subordinated debt of Caa3, Caa1 and Caa1 and CCC+, CCC+ and CCC-, respectively.  The Company reported in its Quarterly Report on Form 10-Q for the period ended September 30, 2005 that further declines in Bank EBITDA could result in the breach of maintenance covenants under its Senior Credit Agreement.

On March 29, 2006, the lenders holding a majority of the aggregate principal amount of outstanding loans and revolver commitments under the Senior Credit Agreement agreed to amend the terms of the Senior Credit Agreement.  Among other things, this Fourth Amendment amends the financial covenants as of December 31, 2005, adjusts the financial covenants through the maturity date of the Senior Credit Agreement, incorporates new financial covenants, adjusts the interest rate spreads on borrowings under the Senior Credit Agreement, amends the definition of Bank EBITDA to provide additional “add backs” related to Merisant’s restructuring and new product development efforts, and amends certain covenants.

Amended Financial Covenants at and for the Period Ended December 31, 2005.  The Company generated $68.0 million of Bank EBITDA for the year ended December 31, 2005.  As a result of this decline in Bank EBITDA, the Company would have defaulted under certain financial covenants for the four quarters ended December 31, 2005.  The Fourth Amendment amended the financial covenants under the Senior Credit Agreement for the four fiscal quarters ended December 31, 2005.  The Company was in compliance with the amended covenants and thereby avoided an immediate default under the Senior Credit Agreement.

Amended Definition of Consolidated EBITDA.  The Fourth Amendment amends the definition of “Consolidated EBITDA”, referred to in this report as Bank EBITDA, so that certain costs and expenses related to the Company’s restructuring and new product development efforts would not reduce this non-GAAP measure of cash flow.  In calculating Bank EBITDA, the Company will be permitted to add back to its consolidated net income before interest expense, taxes, depreciation and amortization the following additional items: (i) up to $11 million of extraordinary, non-recurring cash losses or expenses arising from the implementation of the Company’s restructuring plan; (ii) up to $4.0 million of extraordinary, non-recurring cash losses or expenses arising from the transition from H.J. Heinz Company to ACH Food Companies, Inc. as the Company’s exclusive distributor in the United States; (iii) cash expenses related to the waiver or any default or amendment to the Senior Credit Agreement, including the fees and expenses or attorneys and financial advisors retained by the administrative agent in connection with the Fourth Amendment; and (iv) up to $3 million of expenses incurred by the Company prior to January 1, 2007 in connection with the development and commercialization of an all-natural, zero-calorie sweetener to be marketed under the Sweet Simplicity™ trademark.

Amendments to Existing Financial Covenants.  The Fourth Amendment revised the ratio levels for Consolidated Leverage Ratio, Consolidated Interest Coverage Ratio, Consolidated Fixed Charge Coverage Ratio and Consolidated Senior Leverage Ratio, each as defined in the Senior Credit Agreement.

Consolidated Leverage Ratio.  The Fourth Amendment revised the Consolidated Leverage Ratios for each of the periods through the maturity of the loans under the Senior Credit Agreement as follows:

Quarter-End Date	Consolidated Leverage Ratio

December 31, 2005	9.80	x
March 31, 2006	9.80	x
June 30, 2006	9.80	x
September 30, 2006	9.80	x
December 31, 2006	9.80	x
March 31, 2007	8.00	x
June 30, 2007	8.00	x
September 30, 2007	7.50	x
December 31, 2007	7.50	x
March 31, 2008	7.50	x
June 30, 2008	7.25	x
September 30, 2008	7.25	x
December 31, 2008	7.00	x
March 31, 2009 and Thereafter	7.00	x

Consolidated Interest Coverage Ratio.  The Fourth Amendment revised the Consolidated Interest Coverage Ratios for each of the periods through the maturity of the loans under the Senior Credit Agreement as follows:

Quarter-End Date	Consolidated Interest Coverage Ratio

December 31, 2005	1.00	x
March 31, 2006	1.00	x
June 30, 2006	1.00	x
September 30, 2006	1.00	x
December 31, 2006	1.00	x
March 31, 2007	1.20	x
June 30, 2007	1.20	x
September 30, 2007	1.30	x
December 31, 2007	1.30	x
March 31, 2008	1.30	x
June 30, 2008	1.30	x
September 30, 2008	1.35	x
December 31, 2008	1.35	x
March 31, 2009 and Thereafter	1.40	x

Consolidated Fixed Charge Coverage Ratio.  The Fourth Amendment revised the Consolidated Interest Coverage Ratios for each of the periods through the maturity of the loans under the Senior Credit Agreement as follows:

Quarter-End Date	Consolidated Fixed Charge Coverage Ratio

December 31, 2005	0.65	x
March 31, 2006	0.65	x
June 30, 2006	0.65	x
September 30, 2006	0.65	x
December 31, 2006	0.65	x
March 31, 2007	0.75	x
June 30, 2007	0.75	x
September 30, 2007	0.80	x
December 31, 2007	0.80	x
March 31, 2008	0.80	x
June 30, 2008	0.80	x
September 30, 2008	0.80	x
December 31, 2008	0.80	x
March 31, 2009 and Thereafter	0.80	x

Consolidated Senior Leverage Ratio.  The Fourth Amendment revised the Consolidated Senior Leverage Ratios for each of the periods through the maturity of the loans under the Senior Credit Agreement as follows:

Quarter-End Date	Consolidated Senior Leverage Ratio

December 31, 2005	6.00	x
March 31, 2006	6.00	x
June 30, 2006	6.00	x
September 30, 2006	6.00	x
December 31, 2006	5.25	x
March 31, 2007	5.00	x
June 30, 2007	5.00	x
September 30, 2007	5.00	x
December 31, 2007	5.00	x
March 31, 2008	5.00	x
June 30, 2008	4.75	x
September 30, 2008	4.75	x
December 31, 2008	4.75	x
March 31, 2009 and Thereafter	4.60	x

New Financial Covenants.  The Fourth Amendment incorporates three new financial covenants; namely, a minimum Bank EBITDA test for the first three quarters of 2006, a one-time consolidated first lien senior debt ratio related to the Senior Secured Financing and a consolidated first-lien leverage ratio.

Minimum Consolidated EBITDA.  The Fourth Amendment includes a minimum Bank EBITDA test for the first three quarters of 2006.  They are as follows:

Test Period	Minimum Consolidated EBITDA

Three Months Ended March 31, 2006	$5,400,000
Six Months Ended June 30, 2006	$16,600,000
Nine Months Ended September 30, 2006	$32,500,000

One-Time Consolidated First-Lien Ratio.  The Fourth Amendment defines “One-Time Consolidated First Lien Ratio” as the ratio of (x) the sum of the aggregate principal amount of all Tranche A Term Loans and Tranche B Term Loans as of such date plus the aggregate principal amount of all Revolving Loans as of such date to (y) the Bank EBITDA for the fiscal quarter immediately prior to such date.  The Company must test the One-Time Consolidated First Lien Ratio on the closing of the Senior Secured Financing, and the ratio must be equal to or less than 3.00x after giving effect to the Senior Secured Financing and the use of proceeds therefrom.

Consolidated First-Lien Leverage Ratio.  The Fourth Amendment defines “Consolidated First-Lien Leverage Ratio” as the ratio of (x) the sum of the aggregate principal amount of all Tranche A Term Loans and Tranche B Term Loans as of such date plus the aggregate Revolving Credit Commitments as of such date to (y) the Bank EBITDA for the four quarters immediately prior to such date.  The Consolidated First-Lien Leverage Ratio test will only be applied after the closing of the Senior Secured Financing.  The Consolidated First-Lien Leverage Ratios through the maturity of the Senior Credit Agreement are as follows:

Quarter-End Date	Consolidated First-Lien Leverage Ratio

September 30, 2006	3.25x
December 31, 2006	3.00x
March 31, 2007	3.00x
June 30, 2007	2.50x
September 30, 2007	2.50x
December 31, 2007	2.50x
March 31, 2008	2.50x
June 30, 2008	2.50x
September 30, 2008	2.50x
December 31, 2008	2.50x
March 31, 2009 and Thereafter	2.25x

Other Amendments.  The Fourth Amendment amended the Senior Credit Agreement to delete certain exceptions to negative covenants that are no longer applicable to the Company, reduce basket levels prior to the consummation of the Senior Secured Financing and amend certain covenants.  The Fourth Amendment also deleted provisions and references related to receivable financing, the inter-company loan from the Company to its Swiss subsidiary that has been repaid, and the issuances of notes by Merisant Worldwide and the Company in 2003.

Indebtedness.  The Fourth Amendment revised the negative covenant in the Senior Credit Agreement that limits the ability of the Company to incur additional indebtedness by permitting the Company to raise up to $85 million in connection with the Senior Secured Financing, borrow up to $200 million from its Swiss subsidiary under a revolving note that will mature in 2011 and to lend up to $500,000 per year to Merisant Worldwide to cover that entity’s operating expenses.  Prior to the consummation of the Senior Secured Financing, the Company will not be permitted to incur secured indebtedness except in the form of capital leases related to the acquisition of information technology equipment, the basket for Foreign Overdraft Guarantees, as defined in the Senior Credit Agreement, will be reduced from $10 million to $5 million, the general $5 million basket for other indebtedness may not be used, and the Company may not incur indebtedness in connection with the acquisition of any entity.

Liens.  The Fourth Amendment permits the Company to secure any of the indebtedness incurred in connection with the Senior Secured Financing with liens on the collateral that secured the loans outstanding under the Senior Credit Agreement.  The Fourth Amendment also permits the Company to place up to $3.0 million of cash into escrow in connection with reimbursement of trade promotion expenses of Heinz during the transition from Heinz to ACH.

Disposition of Property.  The Fourth Amendment reduces the aggregate amount of asset dispositions that the Company may complete during any fiscal year from $25 million to $10 million and further limits asset dispositions prior to the consummation of the Senior Secured Financing to those related to the Company’s restructuring program.

Restricted Payments.  The Fourth Amendment restricts the Company’s ability to pay dividends to Merisant Worldwide for the purpose of purchasing the common stock of Merisant Worldwide and provides that Merisant Worldwide may incur management fees so long as these fees accrue but are not paid until after all of the loans outstanding under the Senior Credit Agreement have been paid in full.

Investments.  The Fourth Amendment reduces the aggregate amount of inter-company investments that the Company may make in its foreign subsidiaries from $15 million to $5 million prior to the consummation of the Senior Secured Financing.  The Fourth Amendment also reduces the general basket for investments not permitted by other exceptions to the limitation on investments from $30 million to $5 million prior to the consummation of the Senior Secured Financing.  In addition, the Fourth Amendment permits the Company to acquire Whole Earth Sweetener Company LLC from Pegasus Partners II, L.P.

Joint Ventures With Affiliates.  None of Merisant Worldwide, the Company or any of their subsidiaries will be permitted to make or incur any expenditures, direct or indirect, including without limitation overhead, in connection with, or permit any of their employees to devote any of their time to, the development, marketing, manufacturing, or distribution of any products (including without limitation sweetener products) unless all proprietary rights to such products are wholly owned by the Company or a wholly owned subsidiary of the Company.  This covenant will not apply to transactions with unaffiliated third parties and Merisant’s joint venture in the Philippines so long as the transaction is consistent with practices in the ordinary course of the Company’s business or otherwise consistent with the Company’s existing manufacturing production methods, lines of business, and products.

Corporate Restructuring.  Currently Merisant Company 2, Sarl, Merisant’s Swiss subsidiary, is owned through two intermediary foreign entities. The Fourth Amendment contains an undertaking by Merisant to use diligent efforts to take such corporate actions as may be necessary, including the consolidation or liquidation of the intermediary foreign entities, so that all of the capital stock of Merisant Company 2, Sarl will be owned directly by Merisant Company or a domestic subsidiary of Merisant.  Merisant’s Swiss subsidiary will be permitted to make loans to Merisant pursuant to the intercompany revolver note in lieu of paying dividends to the extent and only for so long as the payment of dividends would be adverse to Merisant’s business, property, operations or condition (financial or otherwise), is not permitted by applicable law or is subject to any necessary corporate or governmental approvals that have not been obtained and remain in effect.

Increased Interest Expense.  The Fourth Amendment increases the interest rates of all term loans and revolver loans to euro-LIBOR or LIBOR plus 425 basis points commencing on the date of the Fourth Amendment.  The interest rate on all loans outstanding under the Senior Credit Agreement will increase to euro-LIBOR or LIBOR plus 525 basis points beginning on June 30, 2006, and then to euro-LIBOR or LIBOR plus 625 basis points beginning on September 30, 2006 if Merisant has not completed the Senior Secured Financing or a refinancing of the entire Senior Credit Agreement by those dates.   The Company will also be subject to a minimum Bank EBITDA test during the period prior to completing the Senior Secured Financing or a refinancing of the entire Senior Credit Agreement.  As a result of the Fourth Amendment, the Company’s cash interest cost for the Senior Credit Agreement, excluding borrowings under the revolving portion of the Senior Credit Agreement, would increase by approximately $0.5 million for the three months ended June 30, 2006 if the Senior Secured Financing is not complete prior to June 30, 2006, then by approximately $1.0 million for the three months ended September 30, 2006 if the Senior Secured Financing is not complete prior to September 30, 2006 and then by approximately $1.5 million for the three months ended December 31, 2006 if the Senior Secured Financing is not completed prior to December 31, 2006.

Including the impact of Merisant’s open interest rate protection agreements described under “Quantitative and Qualitative Disclosure About Market Risk — Foreign Currency and Interest Rate Risks”, the effective cash interest rate on all borrowings under the Senior Credit Agreement was approximately 8% as of December 31, 2005.  The increases in the euro LIBOR and LIBOR spreads as a result of the Fourth Amendment and the impact of any Senior Secured Financing or refinancing of the Senior Credit Agreement are all expected to result in an increase in the effective cash interest rate in the future.

Merisant’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance its indebtedness, including the senior subordinated notes and its Senior Credit Agreement, or to fund planned capital expenditures will depend on its ability to generate cash in the future.  This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond Merisant’s control.

Senior Secured Financing. The Fourth Amendment requires Merisant to raise approximately $85 million of new borrowings under the Senior Credit Agreement before January 2, 2007, including pursuant to a Second Lien Financing.  Merisant must use the proceeds of any Senior Secured Financing to repay a portion of the outstanding term loans and revolver loans under the Senior Credit Agreement. Alternatively, Merisant could seek to refinance the Senior Credit Agreement in its entirety.  The Fourth Amendment also includes a new event of default if Merisant does not complete the Senior Secured Financing or the Senior Credit Agreement is not refinanced in its entirety by January 2, 2007.  In such event the lenders under the Senior Credit Agreement would be permitted to accelerate all outstanding loans under the Senior Credit Agreement.

The Fourth Amendment provides that the terms of the Second Lien Financing must be satisfactory to the Requisite Lenders, as defined under the Senior Credit Agreement.  There is no assurance that the Requisite Lenders will agree to the terms and conditions of any Second Lien Financing even if the terms and conditions may be customary for such financings and otherwise reasonable.  As a result, the Requisite Lenders have sole discretion to cause the Company to be in default under the Senior Credit Agreement by not agreeing to any Second Lien Financing.

The Fourth Amendment also stipulates certain provisions of any inter-creditor agreement between the current lenders under the Senior Credit Agreement (the “First Lien Lenders”) and the new lenders in connection with the Second Lien Financing.  These required terms include the following:

•                                          subordination of the liens securing the indebtedness incurred in connection with the Second Lien Financing;

•                                          the agreement of the Second Lien Lenders that any liens acquired by them after the closing date of Second Lien Financing on any asset or property (whether or not in existence at such closing date) of the Company or any subsidiary of the Company will be immediately released if the First Lien Lenders have not received a senior security interest in such asset or property from the Company or such subsidiary of the Company, and in the event the Second Lien Lenders receive any recovery on any lien on any asset on which the First Lien Lenders do not have a lien, such amounts shall be held in trust for, and remitted to, the First Lien Lenders;

•                                          the right of the First Lien Lenders to control the enforcement of remedies with respect to the collateral securing the loans outstanding under the Senior Credit Agreement, subject to a 180-day standstill period, and to control the release of the collateral (and related guaranty provisions) in connection with any exercise of remedies by the First Lien Lenders and any sales or other dispositions;

•                                          the agreement of the Second Lien Lenders to hold in trust for, and turn over to, the First Lien Lenders, all proceeds received from the collateral securing the loans outstanding under the Senior Credit Agreement;

•                                          a limitation on the aggregate principal amount of the loans under the Senior Credit Agreement that are secured by a first priority lien on the collateral;

•                                          in the event of an insolvency proceeding of any kind, if the First Lien Lenders consent to the Company’s or any guarantor’s use of cash collateral or debtor-in-possession financing (a “DIP Financing”), then the administrative agent for the indebtedness incurred in connection with the Second Lien Financing (the “Second Lien Agent”) and the Second Lien Lenders will consent to and will not raise any objection to such use of cash collateral or such DIP Financing (including without limitation any objection based upon a lack of adequate protection of their second priority lien in the affected collateral) and the Second Lien Agent and the Second Lien Lenders will subordinate their liens in the collateral to the liens securing such DIP Financing so long as the aggregate commitments of any such DIP Financing shall not exceed $325 million;

•                                          subject to the foregoing, the Second Lien Agent and the Second Lien Lenders would retain all rights to seek adequate protection of their second priority liens in the collateral in the form of replacement liens; provided that any liens or claims provided to the Second Lien Agent or the

                                                                                                Second Lien Lenders as adequate protection shall be junior in priority to the liens and claims provided to the First Lien Lenders;

•                                          in the event that the administrative agent on behalf of the First Lien Lenders consents to a sale or other disposition of all or any portion of the collateral free and clear of its liens pursuant to Section 363(f) of the Bankruptcy Code (with such liens to attach to the proceeds of such sale), the Second Lien Agent and the Second Lien Lenders would consent to and would not raise any objection to or otherwise oppose such sale or other disposition and, the Second Lien Agent and the Second Lien Lenders shall affirmatively consent to such sale or other disposition; and

•                                          upon an event of default under the Senior Credit Agreement, the Second Lien Agent and the Second Lien Lenders will have the option to purchase all outstanding loans under the Senior Credit Agreement that are secured by a first priority line on the collateral at a price equal to par plus accrued interest and fees.

Contractual Obligations and Commercial Commitments

The following table summarizes future payments for the Company’s contractual obligations at December 31, 2005. (totals may not foot due to rounding)

Contractual Obligations

At December 31, 2005

	Payments due by Period
Contractual Obligations	Less than 1 year	Year 2-3	Year 4-5	After 5 years	Total
	(dollars in millions)
Long-Term Debt (1)	$25.5	$25.1	$165.2	$225.0	$440.8
Total Interest (1)	37.6	70.9	58.8	64.1	231.3
Capital Lease Obligations	0.2	0.2	—	—	0.4
Operating Leases	1.8	3.0	1.8	0.2	6.8
Inventory Purchase Obligations	8.5	15.5	14.5	—	38.5
Other Long-Term Liabilities (2)	2.8	2.0	2.0	—	6.8
Total Contractual Cash Obligations	$76.5	$116.7	$242.2	$289.3	$724.7

For additional information, see Notes 6 and 10 to the audited consolidated financial statements included elsewhere in this document.

(1)                                  Includes projected variable and fixed interest related to the Term A and Term B loans, interest rate swap and collars and senior subordinated notes and assumes that future variable interest rates do not deviate from current interest rates.  A significant portion of Merisant’s debt bears interest at a fixed rate. Interest rate exposure results from Merisant’s floating rate borrowings. Of the total interest of $231.3 million, $59.8 million relates to projected variable interest under the Senior Credit Agreement and related swap and collars and $171.5 million relates to fixed interest under the senior subordinated notes.

The increases in the euro LIBOR and LIBOR spreads as a result of the Fourth Amendment and the impact of any Senior Secured Financing or refinancing of the Senior Credit Agreement are all expected to result in an increase in the cash interest obligations in the future and are currently not considered in this table.  The Fourth Amendment also includes a new event of default if Merisant does not complete the Senior Secured Financing or the Senior Credit Agreement is not refinanced in its entirety by January 2, 2007.  In such event the lenders under the Senior Credit Agreement may accelerate all outstanding loans under the Senior Credit Agreement.  See “—Liquidity and Capital Resources—Financing”.

(2)                                  Consists of payments in the amount of $0.3 million owed to Mr. Veber in connection with the termination of his employment as the Company’s Chief Executive Officer, and deferred compensation and certain other payments in an aggregate amount of $6.5 million owed to Mr. Donald in connection with the termination of his employment as the Company’s Chief Executive Officer.  A portion of the payments to Mr. Donald are offset by a note from Mr. Donald due to the Company.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Foreign Operations

With approximately 59% and 64% of Merisant’s consolidated total net sales generated by its subsidiaries outside of the United States in the years ended December 31, 2004 and December 31, 2005, respectively, Merisant’s ability to obtain funds necessary to meet its obligations is subject to applicable laws, foreign taxes and intercompany pricing laws, including those relating to the flow of funds between Merisant’s foreign affiliates pursuant to, for example, purchase agreements, licensing agreements or other arrangements.  Historically, the Company received a vast majority of funds from its foreign affiliates through its Swiss subsidiary in the form of payments pursuant to a promissory note.  The note was repaid in full in January 2006 and funds will now be received from this subsidiary, as well as other foreign affiliates, in the form of a dividend or other type of payment.  Such payments will be subject to any applicable laws or restrictions.  Regulators in the United States and other foreign countries where Merisant operates may closely monitor its corporate structure and how it effects intercompany fund transfers.

Net sales outside of the United States aggregated 59% and 64% of total net sales for the years ended December 31, 2004 and December 31, 2005.  In addition, as of December 31, 2005, foreign affiliates comprised approximately 46% of Merisant’s consolidated total assets.  Accordingly, the Company has experienced and will continue to be exposed to foreign exchange risk.

Foreign Currency and Interest Rate Risks

Inherent in Merisant’s operations are certain risks related to changes in foreign currency exchange rates and interest rates. The Company bears foreign exchange risk because a majority of its financing was obtained in U.S. dollars although a significant portion of its revenues are earned in the various currencies of its foreign subsidiaries’ operations.  Under Merisant’s Senior Credit Agreement, a portion of its financing was obtained in euro.  This euro-denominated loan decreases Merisant’s transactional exposure to euro exchange fluctuations until the euro principal and interest are repaid.  Any decrease in sales and earnings from euro denominated countries that results from the euro weakening against the U.S. dollar is currently more than offset by the decrease in the euro denominated debt obligations (i.e., foreign currency transaction gain) and interest expense that also results from such a decrease in exchange rate.  Likewise, any increase in sales and earnings from the euro denominated countries that results from a strengthening euro against the U.S. dollar partially offsets the increase in the euro denominated debt obligations (i.e., foreign currency transaction loss) and interest expense that results from such an exchange rate increase.

A significant portion of the Company’s debt bears interest at a fixed rate.  Interest rate exposure results from Merisant’s floating rate borrowings. The interest rate risk on a portion of the outstanding debt with variable interest rates has been managed by swap and collar agreements.  As a result, interest rate changes have had a reduced effect on earnings or cash flows.  For the year ended December 31, 2005, a 1.0% per annum increase in interest rates would not have impacted cash interest expense significantly, but would have resulted in a fair value mark to market on the interest rate derivatives of a favorable $1.7 million.  Conversely, a 1.0% per annum decline in interest rates would not have impacted cash interest expense significantly, but would have resulted in a fair value mark to market on the interest rate derivatives of an unfavorable $1.7 million.  Any fair value mark to market of the interest rate derivatives would impact the Company’s balance sheet and statements of operations.

In the normal course of business, Merisant identifies risks relating to foreign currency exchange rates and interest rates and mitigates their financial impact through corporate policies and, at times, through the use of derivative financial instruments.  Merisant uses derivatives only where there is an underlying exposure and does not use them for trading or speculative purposes. The counter parties to the hedging activities are highly rated financial institutions.

The table below provides information about Merisant’s current derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations.  The Company did not have any foreign currency forward exchange contracts outstanding at December 31, 2005.  For debt obligations, the table presents principal cash flows related to the Senior Credit Agreement, with the euro-denominated debt converted at an estimated future rate of 1.19 U.S. dollars per euro.  For interest rate swaps and collars, the table presents notional amounts.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.  The fair values of interest rate swaps and collars are based on third party valuations.  The swap agreement will terminate on March 31, 2006 pursuant to notice delivered from the other party to this agreement that they have elected to adopt this optional termination date per the agreement. The collar agreements will terminate on March 30, 2006 as scheduled per the agreements.  Obligations under the Company’s derivative instruments are secured by substantially all of Merisant’s and certain of its subsidiaries’ assets.  Merisant periodically reviews its derivative instruments in relation to anticipated debt payments and may enter into new derivative instruments or terminate existing instruments accordingly.

	Total Debt	$155M Swap	$80M Collars	Total Hedged
	(in millions, except percentages)
Swap Rate%		5.63%
Collar Cap% ($80M)			8.50%
Collar Floor% ($40M)			6.09%
Collar Floor% ($40M)			6.00%
As of December 31, 2005	$215.8	$62.8	$80.0	$142.8
As of December 31, 2006	190.3	—	—	—
Fair Value (pre-tax) at December 31, 2005		(0.4)	(0.3)	(0.7)

Inflation Risk

Inflation is not expected to have a material impact on the Company’s business, financial condition or results of operations.  In markets outside the United States in countries with higher inflation, Merisant generally has been able to offset the impact of inflation through a combination of cost-cutting measures and price increases.

Item 8.            Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Annual Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2004 and 2005
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2003, 2004 and 2005
Consolidated Statements of Stockholder’s Equity (Deficit) for the years ended December 31, 2003, 2004 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005
Notes to Consolidated Financial Statements

In accordance with Rule 3-10 of Regulation S-X under the Exchange Act, separate financial statements of Merisant Foreign Holdings I, Inc. and Merisant US, Inc., as additional registrants, have been omitted from this Registration Statement because each such additional registrant is a subsidiary guarantor of the notes and:

•     each such additional registrant is 100% owned by Merisant Company;

•      the guarantees of the notes are full and unconditional;

•      the guarantees of the notes are joint and several; and

•      footnote 18 to the audited financial statements of Merisant Company provided herein contains condensed consolidating financial information with respect to Merisant Company, the additional registrants and all other subsidiaries of Merisant Company, all as prescribed by Rule 3-10 of Regulation S-X.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Merisant Company

Chicago, Illinois

We have audited the accompanying consolidated balance sheet of Merisant Company and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the financial position of Merisant Company and Subsidiaries at December 31, 2005, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 29, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Merisant Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of shareholder’s equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Merisant Company and its subsidiaries (the “Company”) at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

April 15, 2005

MERISANT COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars In Thousands, Except Per Share Amounts)

	At December 31,
	2004	2005
ASSETS
Cash and cash equivalents	$9,096	$18,064
Trade accounts receivable, net of allowances of $4,326 and $3,616, respectively	81,654	66,323
Other receivables	13,324	10,793
Inventories	25,730	29,201
Prepaid expenses and other assets	3,411	2,753
Current portion of note receivable from director	506	970
Deferred income taxes	111	474
Total current assets	133,832	128,578
Property and equipment, net	35,332	29,681
Trademarks, less accumulated amortization of $106,378 and $128,587, respectively	235,641	213,432
Goodwill	107,209	107,209
Deferred financing costs, less accumulated amortization of $3,438 and $5,995, respectively	14,580	13,705
Non-current portion of note receivable from director	4,160	3,430
Investment in equity affiliate	769	362
Other non-current assets	1,647	1,309
Total assets	$533,170	$497,706
LIABILITIES AND STOCKHOLDER’S DEFICIT
Accounts payable	$29,956	$16,237
Income taxes payable	2	1,933
Accrued interest expense	12,968	12,855
Accrued trademarketing and consumer promotions	19,360	18,648
Accrued expenses and other liabilities	26,449	18,692
Current maturities of long-term obligations	10,206	25,750
Total current liabilities	98,941	94,115
Long-term obligations	430,006	415,428
Deferred income tax liabilities	12,272	14,317
Other liabilities	22,641	14,257
Total liabilities	563,860	538,117
Commitments and contingencies (Note 10)
Stockholder’s Deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Due for purchase of shares in Merisant Worldwide, Inc.	(767)	(767)
Retained deficit	(25,975)	(32,613)
Accumulated other comprehensive loss	(3,948)	(7,031)
Total stockholder’s deficit	(30,690)	(40,411)
Total liabilities and stockholder’s deficit	$533,170	$497,706

The accompanying notes are an integral part of these consolidated financial statements.

MERISANT COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars In Thousands)

	Years Ended December 31,
	2003	2004	2005
Net sales	$352,301	$347,688	$304,965
Cost of sales	137,953	145,239	129,782
Gross profit	214,348	202,449	175,183
Operating expenses:
Marketing and selling expenses	81,439	90,615	72,926
Administration expenses	35,828	43,167	43,023
Amortization of intangible assets	22,161	22,314	22,216
Transaction fees	—	730	(107)
Impairment and loss on sale of assets	—	3,719	598
Restructuring expenses	8,249	4,373	2,975
Total operating expenses	147,677	164,918	141,631
Income from operations	66,671	37,531	33,552
Other expense (income):
Interest income	(811)	(839)	(833)
Interest expense	37,338	44,544	45,496
Cost of refinancing	29,750	—	—
Other income, net	(2,866)	(8,206)	(11,143)
Total other expense	63,411	35,499	33,520
Income before income taxes	3,260	2,032	32
Provision for income taxes	19,702	7,239	5,647
Net loss	$(16,442)	$(5,207)	$(5,615)
Net loss from above	$(16,442)	$(5,207)	$(5,615)
Other comprehensive income (loss)	19,865	1,458	(3,083)
Total comprehensive income (loss)	$3,423	$(3,749)	$(8,698)

The accompanying notes are an integral part of these consolidated financial statements.

MERISANT COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity (Deficit)

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Due for Purchase of Shares in Merisant Worldwide, Inc.	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2002.	$—	$163,558	$(6,805)	$27,719	$(25,271)	$159,201
Settlement of employee loans for purchase of shares in Merisant Worldwide, Inc.	—	—	6,038	—	—	6,038
Foreign currency translation adjustment	—	—	—	—	2,989	2,989
Recognized loss on derivative instruments, net of taxes	—	—	—	—	13,073	13,073
Net change in fair value of derivative instruments, net of taxes	—	—	—	—	3,803	3,803
Distribution to Merisant Worldwide, Inc.	—	(163,558)	—	(29,796)	—	(193,354)
Net loss	—	—	—	(16,442)	—	(16,442)
Balance at December 31, 2003.	—	—	(767)	(18,519)	(5,406)	(24,692)
Foreign currency translation adjustment	—	—	—	—	2,131	2,131
Net change in fair value of derivative instruments, net of taxes	—	—	—	—	(673)	(673)
Distribution to Merisant Worldwide, Inc.	—	—	—	(2,249)	—	(2,249)
Net loss	—	—	—	(5,207)	—	(5,207)
Balance at December 31, 2004.	—	—	(767)	(25,975)	(3,948)	(30,690)
Foreign currency translation adjustment	—	—	—	—	(4,915)	(4,915)
Net change in fair value of derivative instruments, net of taxes	—	—	—	—	1,832	1,832
Distribution to Merisant Worldwide, Inc.	—	—	—	(1,023)	—	(1,023)
Net loss	—	—	—	(5,615)	—	(5,615)
Balance at December 31, 2005.	$—	$—	$(767)	$(32,613)	$(7,031)	$(40,411)

The accompanying notes are an integral part of these consolidated financial statements.

MERISANT COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Years Ended December 31,
	2003	2004	2005
Operating Activities
Net loss	$(16,442)	$(5,207)	$(5,615)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,008	10,346	9,127
Loss on sale or disposal of fixed assets	1,055	836	203
Impairment loss on fixed assets	—	3,137	559
Euro-denominated loan foreign exchange loss (gain)	5,165	3,786	(5,680)
Amortization of intangible assets	22,161	22,314	22,216
Amortization of deferred financing costs	2,459	2,351	2,557
Deferred financing fee write off	8,675	—	—
Recognized loss on derivative instruments	21,051	—	—
Unrealized gains on derivative instruments	(5,800)	(8,950)	(5,607)
Equity in (income) loss of affiliate	105	(59)	407
Deferred income tax provision	9,936	2,918	1,660
Non-cash settlement of employee loan	250	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(6,233)	11,827	11,712
Other receivables	7,059	(572)	2,483
Inventories	(4,654)	2,733	(5,419)
Prepaid expenses and other assets	633	(586)	866
Accounts payable	(4,338)	(3,392)	(13,587)
Accrued expenses and other	13,522	3,033	(5,446)
Net cash provided by operating activities	64,612	44,515	10,436
Investing Activities
Proceeds from sale of property and equipment	150	1,542	147
Purchase of property and equipment	(5,991)	(12,167)	(4,585)
Purchases of tradename	(2,415)	—	—
Net cash used in investing activities	(8,256)	(10,625)	(4,438)
Financing Activities
Borrowings under revolving credit facility	—	—	16,000
Borrowings under long-term obligations	500,000	336	324
Principal payments on long-term obligations	(349,206)	(30,898)	(9,684)
Payment of deferred financing costs	(17,485)	(536)	(1,682)
Distribution to shareholder	(187,908)	(2,249)	(1,023)
Net cash (used in) provided by financing activities	(54,599)	(33,347)	3,935
Effect of exchange rates on cash and cash equivalents	730	(280)	(965)
Net increase in cash and cash equivalents	2,487	263	8,968
Cash and cash equivalents at beginning of year	6,346	8,833	9,096
Cash and cash equivalents at end of year	$8,833	$9,096	$18,064
Supplemental cash flow information
Cash paid for interest	$24,386	$39,690	$41,896
Cash paid (received) for income taxes	$4,038	$5,198	$(641)

The accompanying notes are an integral part of these consolidated financial statements.

MERISANT COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars In Thousands, Except Per Share Amounts)

1. Description of Business and Basis of Presentation

On March 17, 2000, Merisant Company, formerly Tabletop Acquisition Corporation (the “Company”), acquired the global tabletop sweetener business from the Monsanto Company (“Monsanto”) of St. Louis, Missouri. The Company, owned by Merisant Worldwide, Inc. (“Merisant Worldwide”) and headquartered in Chicago, Illinois, manufactures and distributes sugar substitute sweeteners for the domestic and international consumer food markets, primarily under the Equal® and Canderel® brands. The Company distributes its products via the food retail, mass merchandising, pharmacy and food service channels. The Company, through its broker/distributor agents or its own direct sales force, extends credit to its customers on terms customary with local, regional or national practices.  The Company has two manufacturing facilities, one in the United States and one in Argentina, and approximately 25 foreign subsidiaries throughout Europe, Africa and the Middle East (“EAME”), Latin America and Asia Pacific through which it sells its product.

Certain reclassifications have been made in the prior years’ financial statements to conform to the current year presentation.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the business include the domestic and international subsidiaries of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.  The Company has one non-wholly owned subsidiary in the Philippines that it accounts for under the equity method.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market. The cost of inventory is determined by the first in, first out method.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Land and buildings	20 years
Building improvements	10 years
Machinery and equipment	10 years
Furniture and fixtures	7 years
Vehicles	3-7 years
Computers	3-5 years

When property and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gains or losses are included in income from operations.

Ordinary repairs and maintenance costs are charged to operations as incurred.

Intangible Assets

Intangible assets consist of goodwill, trademarks and deferred financing costs. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from Monsanto in 2000.  The Company’s goodwill was allocated by reporting unit. Based on that allocation, goodwill by segment is as follows as of December 31:

	2004	2005
North America	$71,902	$71,902
EAME	25,812	25,812
Latin America	9,495	9,495
Asia Pacific	—	—
	$107,209	$107,209

Goodwill and “indefinite-lived” intangibles are tested at least annually for impairment. If the asset is determined to be impaired, an impairment loss would be recognized to reduce carrying value to fair value. The Company has no “indefinite lived” intangibles other than goodwill.  The Company uses a discounted cash flow model for the assessment of goodwill impairment that requires assumptions about the timing and amount of future cash flows, risk, the cost of capital and terminal values.  No impairments have been recorded to date.

The Company has determined that its trademarks are finite-lived intangibles. Trademarks are amortized on a straight-line basis over 15 years. Accordingly, the Company expects to record intangible amortization of approximately $22,000 for each of the next 4 fiscal years ending December 31, 2006 through December 31, 2009.

Deferred financing costs are amortized using the straight-line method (which is not materially different than the interest rate method) over the term of the related debt (five to ten years).

Income Taxes

Deferred income tax assets and liabilities are computed by applying enacted tax rates to the expected reversal of temporary differences between financial reporting and income tax reporting. The Company records deferred income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” A valuation allowance is provided to offset any net deferred income tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.

Revenue Recognition

Revenue is recognized in accordance with agreed shipping terms. Revenue is recognized when product is shipped or delivered to third parties, depending on the applicable shipment terms. Allowances, based on historical experience, are made for anticipated returns of product and sales discounts at the time products are sold.  Additionally, the Company records an allowance for doubtful accounts as an estimate of the inability of its customers to make their required payments. The determination of the allowance requires the Company to make assumptions about the future ability to collect amounts owed from customers. When determining the amount of the allowance for doubtful accounts, a number of factors are considered. Most importantly, an aging of the accounts receivable that lists past due amounts according to invoice terms is reviewed. Additional considerations include the current economic environment, the credit rating of the customers, the level of credit insurance applicable to a particular customer, general overall market conditions and historical experience. Once the determination is made that a customer is unlikely to pay, a charge to bad debt expense is recorded in the income statement and an increase to the allowance for doubtful accounts is recorded on the balance sheet. When it becomes certain the customer cannot pay, the receivable is written off against the allowance for doubtful accounts.  Following is a roll-forward of the Company’s allowance for doubtful accounts:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Sales	Additions to/(Deductions) from Reserve	Balance at End of Period

Year ended December 31, 2005	$4,326	$1,477	$(577)	$(1,610)	$3,616

Year ended December 31, 2004	$1,996	$2,378	$1,671	$(1,719)	$4,326

Year ended December 31, 2003	$1,449	$591	$402	$(446)	$1,996

Marketing Costs

The Company promotes its products with marketing activities, including advertising, consumer incentives and trade promotions. On an annual basis, advertising costs are expensed as incurred or in the year in which the related advertisement initially appears. Consumer incentive and trade promotion activities are deducted from revenue based on amounts estimated as being due to customers and consumers at the end of a period, based principally on the Company’s historical utilization and redemption rates.

Advertising expense was $31,757, $33,803 and $21,600 for the years ended December 31, 2003, 2004, and 2005, respectively. As of December 31, 2004 and 2005, $697 and $1,117, respectively, of prepaid advertising is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Use of Estimates

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

Fair Value of Financial Instruments

The carrying values reported in the consolidated balance sheets for cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to the short maturity of these items. The Company’s interest rate swaps and no cost interest rate collars are recorded at fair value (Note 2—Derivative Instruments and Note 14—Financial Instruments).  See Note 6 for estimates of the fair value of the Company’s debt instruments.

Major Customers and Credit Concentration

The Company sells products to customers in the United States and internationally. The Company performs ongoing credit evaluations of customers, and generally does not require collateral on trade accounts receivable. Allowances are maintained for potential credit losses and such losses have been within management’s expectations. Net sales to the Company’s largest customer, H.J. Heinz Company, were $83,819, $74,657 and $53,713 for the years ended December 31, 2003, 2004 and 2005, respectively. Trade accounts receivable from H.J. Heinz Company as of December 31, 2004 and 2005, were $13,447 and $9,917, respectively. No other single customer accounted for a material portion of net sales or trade accounts receivable.

Foreign Currency Translation

The Company has determined that the functional currency for each consolidated subsidiary, except for certain European entities whose functional currency is the U.S. dollar, is its local currency. Assets and liabilities of entities outside the United States are translated into U.S. dollars at the exchange rates in effect at the end of each period; income and expense items are translated at each period’s average exchange rate; and any resulting translation difference is reported and accumulated as a separate component of consolidated stockholder’s equity (deficit), except for any entities which may operate in highly inflationary economies. Foreign currency translation adjustments at December 31, 2004 and 2005 were $2,116 and $7,031, respectively.  Remeasurements of European entities whose functional currency is the U.S. dollar as well as translation adjustments for entities operating in highly inflationary economies are recognized currently in income.

Derivative Instruments

The Company has certain financial instruments related to mitigating interest rate exposures and accounts for these derivative instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively referred to as “SFAS 133”). These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in income or accumulated other comprehensive loss, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive loss are included in income in the periods in which income is affected by the hedged item.

The Company’s net amounts paid or received and net amounts accrued through the end of the accounting period related to interest rate swaps and no cost collars are included in interest expense. Any gains or losses on any contracts terminated early are deferred and amortized to income over the remaining life of the terminated contract.

The Company utilizes interest rate swaps and collars to mitigate its exposure to interest rates. Prior to the debt offering in July 2003, these derivative instruments were designated as cash flow hedges. Subsequent to the refinancing, these derivatives have not been redesignated as cash flow hedges. The Company has also historically utilized foreign currency forward exchange contracts to mitigate its exposure to certain changes in foreign currency exchange rates. These derivative instruments had been designated as cash flow hedges, however no such instruments were in place as of December 31, 2005. See Note 14 for a discussion of these derivatives.

Impairment of Long Lived Assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets” a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company’s weighted-average cost of capital.

Recently Issued Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is required to adopt the provisions of SFAS No. 151 effective for inventory costs incurred during 2006. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company was required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring subsequent to June 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued revised SFAS No. 123(R), “Share-Based Payment—An Amendment of FASB Statement No. 123 and 95.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt SFAS No. 123(R) in 2006. SFAS No. 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after such date. Absent a currently unplanned program to issue stock options in the future, the Company does not expect that the impact of adopting SFAS No. 123(R) will have a material impact on its consolidated financial statements.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Among its provisions, the Act provides for a one-time special dividends received deduction for certain qualifying dividends from controlled foreign corporations. The Company did not repatriate dividends under this provision.

In addition, the Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company does not use the ETI exclusion, therefore the phase-out has not impact on the financial condition or results of operations. Under guidance in FASB Staff Position No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the tax return. As the Company is not in a tax paying position in the United States, this special deduction is not currently applicable.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Company implemented FIN 47 at December 31, 2005 and there was not a material impact on the consolidated financial statements.

3. Inventories

Inventories consists of the following as of December 31:

	2004	2005
Raw materials and supplies	$7,157	$15,594
Work in process	2,556	1,822
Finished goods	19,165	16,221
Inventory obsolescence reserves	(3,148)	(4,436)
	$25,730	$29,201

Inventory reserve activity for the years ended December 31, 2005, 2004 and 2003, respectively was as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Additions to/(Deductions) from Reserve	Balance at End of Period

Year ended December 31, 2005	$3,148	$2,581	$(1,293)	$4,436

Year ended December 31, 2004	918	2,336	(106)	3,148

Year ended December 31, 2003	248	571	99	918

4. Property and Equipment

Property and equipment, net consists of the following as of December 31:

	2004	2005
Machinery, equipment and other	$54,419	$62,096
Land and buildings	7,172	7,152
Building improvements	3,004	2,974
Construction in progress	7,326	1,694
	71,921	73,916
Less: Accumulated depreciation	(36,589)	(44,235)
	$35,332	$29,681

5. Impairment and Loss on Sale of Assets

On July 23, 2004, the Company completed the sale of its Fairfield, Australia manufacturing facility via the sale of the stock of its wholly owned subsidiary, Merisant Manufacturing Australia Pty. Ltd. The total loss on sale of assets was $3,719, including costs to sell the facility of $330, loss on the sale of $252 and an asset impairment of $3,137, and has been recognized as “Impairment and loss on sale of assets” in the consolidated statement of operations for the year ended December 31, 2004.  In the year ended December 31, 2005, the Company recorded impairment losses of $184 related to the write down of equipment that the Company is obligated to purchase from third party vendors due to the cancellation of a product launch in the EAME region, of $233 to write down equipment in the Zarate plant, of $143 to write down the assets at the vacated Clayton, Missouri location that is currently being subleased, as well as $39 representing the difference between the Company’s lease payment obligation and the sublease rental income through the end of the lease.

6. Long-Term Obligations

Long-term obligations consists of the following as of December 31:

	2004	2005
Term loan facility and revolving credit facility	$214,873	$215,799
Senior subordinated notes	225,000	225,000
Capital lease obligations	339	379
	440,212	441,178
Less: Current maturities	10,206	25,750
	$430,006	$415,428

Term Loan Facility, Revolving Loan Facility and Senior Subordinated Notes

At December 31, 2004 and December 31, 2005, the Company’s senior credit agreement (the “Senior Credit Agreement”) provides for aggregate commitments of $310,000, consisting of a revolving loan facility of $35,000, of which a portion is available at the Company’s option in euro or dollars or in the form of letters of credit denominated in dollars or euro; as well as term loan facilities of $275,000, consisting of a Euro Term Loan A (“Term A”) originally $50,000, denominated in euro, and a Term Loan B (“Term B”) of $225,000, denominated in dollars. The Senior Credit Agreement is guaranteed by Merisant Worldwide and each of the Company’s domestic subsidiaries. The Senior Credit Agreement and the guarantees of the guarantors are secured by a first priority security interest in substantially all of the Company’s assets and the assets of the guarantors. The Company’s derivative obligations also continue to be secured by all of the Company’s and certain of the Company’s subsidiaries’ assets.

Borrowings under the Senior Credit Agreement bear interest, at the Company’s option, at either adjusted LIBOR or, in the case of dollar-denominated loans, at the alternate base rate plus, in each case, a spread. For the initial period ending December 31, 2003, such spread was a fixed percentage rate of 2.75%. Pursuant to the Fourth Amendment to the Senior Credit Agreement as further discussed below, the spread is currently 4.25%.  Outstanding letters of credit under the revolving loan facility will be subject to a per annum fee equal to the applicable spread over adjusted LIBOR for revolving loans.

The Term A and the revolving loan facility have a maturity of five and one-half years while the Term B has a maturity of six and one-half years. The Term A loan current amortization requires quarterly principal payments of  €1,525 through July 31, 2006, followed by quarterly payments of €2,034 through July 31, 2008 and two final payments of €4,068 on October 31, 2008 and January 11, 2009. Term B loan current amortization requires quarterly principal payments of $423 through October 31, 2009 with a final payment of approximately $158,643 due January 11, 2010.

For the years ended December 31, 2003 and 2004, foreign exchange losses on the Term A loan were $5,165 and $3,786, respectively and for the year ended December 31, 2005, foreign exchange gains on the Term A loan were $5,680.

On July 11, 2003, the Company issued $225,000 of Senior Subordinated Notes (“Notes”). The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Notes mature on July 15, 2013. The stated rate of interest for the Notes is 9.5% per annum. Interest is payable semiannually in arrears on January 15th and July 15th, commencing on January 15, 2004.  Commencing July 5, 2004, the interest rate increased 0.25% over the stated rate for the Notes due to the Company’s failure to register exchange notes prior to the agreed to deadline, and commencing on each of October 5, 2004, January 5, 2005 and April 5, 2005, and July 5, 2005, the interest rate on the Notes increased an additional 0.25% for a total increase of 1.25%.  The cumulative impact of the 1.25% additional interest was approximately $234 per month.  As a result of the consummation of the exchange offer on October 5, 2005, the interest rate returned to its stated rate of 9.5% per annum.   As of December 31, 2005, the deferred financing fee balance related to the exchange offer was $643 and is being amortized over the remaining life of the Notes.

With the excess proceeds from the Senior Credit Agreement refinancing and Notes issuance, the Company paid a dividend of $193,354 to Merisant Worldwide and settled its accounts payable to Merisant Worldwide of $3,640. Approximately $5,400 of employee loans due to the Company were repaid in connection with the dividend payout. Additionally, in conjunction with the above transactions, the Company wrote-off $8,675 of deferred financing fees associated with its previous credit facility, incurred new deferred financing fees of $17,485, and recognized $21,051 of derivative losses related to interest rate swaps and collars associated with the old debt which were previously deferred as a component of other comprehensive loss. The interest rate swaps and collars previously used by the Company for hedging purposes have not been redesignated as hedging instruments of the new borrowings.

At December 31, 2005, borrowings included $16,000 under the revolving credit facility bearing interest of 7.49%, $34,387 Term A loan bearing interest of 5.49%, borrowings of $165,412 Term B loan bearing interest of 7.49%, and borrowings of $225,000 Notes bearing interest of 9.5%.

At December 31, 2004, borrowings included $47,768 Term A loan bearing interest of 4.89%, borrowings of $167,105 Term B loan bearing interest of 4.88%, and borrowings of $225,000 Notes bearing interest of 10.0%.

At December 31, 2004 and December 31, 2005, $35,000 and $19,000 of borrowing capacity was available under the revolving loan facility, respectively.

The fair value of debt instruments is shown below and, where applicable, is estimated primarily based on approximate trading values at or around December 31, 2004 and 2005:

	2004		2005
	Fair Value	Carrying Value	Fair Value	Carrying Value
Revolving credit facility	$—	$—	$16,000	$16,000
Term Loan A	47,768	47,768	34,387	34,387
Term Loan B	167,453	167,105	147,217	165,412
Senior subordinated notes	200,250	225,000	137,250	225,000
Capital lease obligations	339	339	379	379
	$415,810	$440,212	$335,233	$441,178

The indenture governing the Notes and the Senior Credit Agreement contain covenants that limit the Company’s ability to pay dividends, incur additional debt, create liens, engage in transactions with affiliates, sell or purchase property and equipment and take certain other actions with respect to its business.   In addition, the Senior Credit Agreement contains covenants that require the Company to maintain a specified maximum leverage ratio and senior debt ratio and a minimum fixed charge ratio and interest coverage ratio.  These ratios are measured on the basis of Bank EBITDA for the four fiscal quarters ending at least 45 days prior to the payment date. Bank EBITDA as originally defined in the Senior Credit Agreement excludes interest expense, income tax expense and depreciation and amortization, as well as items such as expenses related to restructuring expenses and other non-cash items. On October 20, 2004, the Company entered into an amendment to the Senior Credit Agreement.  Pursuant to the amendment, fees of up to a maximum of $4,500 related to Merisant Worldwide’s withdrawn offering of income deposit securities were excluded from the Company’s Bank EBITDA calculation and the Company was permitted to make distributions to Merisant Worldwide in an aggregate amount not to exceed $4,500 for the payment of such fees and expenses.  In addition, the existing limit on restructuring costs excludable from the Company’s Bank EBITDA calculation was increased by $2,000.  On March 11, 2005, the Company entered into a third amendment to its Senior Credit Agreement. Pursuant to this amendment, the Company’s existing financial condition covenant ratios were revised and an additional financial condition covenant ratio, consolidated senior leverage ratio, was added. In addition, charges related to obsolete or slow moving inventory or uncollectible receivables or indebtedness, up to a maximum of $5,000 since September 30, 2004, and transaction fees related to the execution of this amendment were excluded from the Company’s Bank EBITDA calculation and the existing limit on restructuring costs excludable from the Company’s Bank EBITDA calculation was increased by an additional $4,000. The Company paid approximately $1,013 in financing fees pursuant to this amendment, which are being amortized over the remaining term of the debt.

The Company and its parent, Merisant Worldwide, are highly leveraged.  At December 31, 2005, Merisant Worldwide and its subsidiaries, including the Company, had $538,248 of long-term debt outstanding, consisting of $97,449 aggregate principal amount of Merisant Worldwide’s 12 ¼% Senior Subordinated Discount Notes due 2014, $225,000 aggregate principal amount of the Notes and $215,799 million aggregate principal amount outstanding under the Company’s Senior Credit Agreement and excluding capital lease obligations of $379 and unused commitments on the revolving portion of the Company’s Senior Credit Agreement.  The Company’s high leverage and declining net sales and Bank EBITDA have resulted in successive downgrades of the Company’s credit ratings.  Currently, Moody’s Investors Service and Standard & Poor’s rating agencies have assigned ratings to the Company’s overall credit and to its senior secured debt and the Notes of Caa3, Caa1 and Caa1 and CCC+, CCC+ and CCC-, respectively.  The Company reported in its Quarterly Report on Form 10-Q for the period ended September 30, 2005 that further declines in Bank EBITDA could result in the breach of maintenance covenants under the Company’s Senior Credit Agreement.

On March 29, 2006, the lenders holding a majority of the aggregate principal amount of outstanding loans and revolver commitments under the Company’s Senior Credit Agreement agreed to amend the terms of the Senior Credit Agreement (the “Fourth Amendment”) and waived a technical default related to the use of proceeds from the repayment of the inter-company loan between the Company and its Swiss subsidiary.  Among other things, the Fourth Amendment amends the financial covenants as of December 31, 2005, adjusts the financial covenants through the maturity date of loans outstanding under the Senior Credit Agreement, incorporates new financing covenants, adjusts the interest rate on borrowings under the Senior Credit Agreement, amends the definition of Bank EBITDA to provide additional “add backs” related to the Company’s restructuring and new product development efforts, and amends certain covenants.   The Company was in compliance with its covenants as of December 31, 2005, as amended pursuant to the Fourth Amendment.

In exchange for these amendments, the Company will pay up to an aggregate of $288 in fees to those lenders agreeing to the limited waiver and the Fourth Amendment.  In addition to these fees the Company must raise approximately $85 million of new borrowings under the Senior Credit Agreement (the “Senior Secured Financing”), including borrowings to be secured by a second priority lien on all of the assets that secure the current loans under the Senior Credit Agreement.  The Company must use the proceeds of this Senior Secured Financing to repay a portion of the outstanding term loans and revolver loans under the Senior Credit Agreement.  Alternatively, the Company could seek to refinance the Senior Credit Agreement in its entirety.  The Fourth Amendment also includes a new event of default if the Company does not complete the Senior Secured Financing or the Senior Credit Agreement is not refinanced in its entirety by January 2, 2007.

The Fourth Amendment increases the interest rates of all term loans and revolver loans to euro-LIBOR or LIBOR plus 425 basis points commencing on the date of the Fourth Amendment.  The interest rate on all loans outstanding under the Senior Credit Agreement will increase to euro-LIBOR or LIBOR plus 525 basis points beginning on June 30, 2006, and then to euro-LIBOR or LIBOR plus 625 basis points beginning on September 30, 2006 if the Company has not completed the Senior Secured Financing or a refinancing of the entire Senior Credit Agreement by those dates.   The Company will also be subject to a minimum Bank EBITDA test during the period prior to completing the Senior Secured Financing or a refinancing of the entire Senior Credit Agreement.  As a result of the Fourth Amendment, the Company’s cash interest cost for the Senior Credit Agreement, excluding borrowings under the revolving portion of the Senior Credit Agreement, would increase by approximately $499 for the three months ended June 30, 2006 if the Senior Secured Financing is not complete by June 30, 2006, then by approximately $988 for the three months ended September 30, 2006 if the Senior Secured Financing is not complete prior to September 30, 2006 and then by approximately $1,464 for the three months ended December 31, 2006 if the Senior Secured Financing is not completed prior to December 31, 2006.

In June 2000, the Company entered into an interest rate swap, which fixed the underlying interest rate on $75,000 of debt at 7.19% for a period of three years. In June 2001, the Company also entered into an interest rate swap which fixed the underlying interest rate on $155,000 of debt (which amortizes similarly with the debt and has a balance of $112,565 and $62,842 at December 31, 2004 and December 31, 2005, respectively) at 5.47% for a period of six years. This interest rate swap expires on March 31, 2006, pursuant to the adoption of the optional termination date per the agreement. The fair value of the interest rate swap is ($3,411) and ($407) at December 31, 2004 and December 31, 2005, respectively, and is included in other liabilities in the accompanying consolidated balance sheet.

In June 2000, the Company entered into no cost interest rate collars, which locked the underlying interest rate on $80,000 of debt between 6.49% and 8.50% for a three-year period. In June 2001, the Company extended the terms of the no cost interest rate collars for three additional years. The extended no cost interest rate collars lock the underlying interest rate on $40,000 of debt between 5.92% and 8.5% and $40,000 of debt between 5.96% and 8.5%. Both no cost interest rate collars expire on March 30, 2006. The fair value of the no cost interest rate collars at December 31, 2004 and December 31, 2005 was ($2,889) and ($287), respectively, and is included in other liabilities in the accompanying consolidated balance sheet.

Capital Lease Obligations

The Company leases certain equipment from a service provider under leases that have been accounted for as capital leases. Amortization expense for assets under capital leases was $315, $351 and $262 for the years ended December 31, 2003, 2004 and 2005, respectively.

Aggregate maturities of long-term debt and capital lease obligations as of December 31, 2005, are as follows:

2006	$25,750
2007	11,447
2008	13,809
2009	6,527
Thereafter	383,645
$441,178

7. Common Stock Warrants

In conjunction with certain debt issued by the Company in 2000 and refinanced in 2003, Merisant Worldwide issued warrants for the purchase of 450,000 shares of common stock. The common stock warrants were valued at $3,558 and were exercisable at any time for $0.01 for common stock of Merisant Worldwide, expiring in 2010. In connection with the Senior Credit Agreement and Note issuances, all common stock warrants were exercised.

8. Stock Appreciation Rights Plan

Merisant Worldwide has a stock appreciation rights program (the “2000 SAR Plan”) pursuant to which rights based on shares of Merisant Worldwide were issued to key employees of the Company at the market value of Merisant Worldwide common stock at the date of grant (“grant price”). The value of the rights may only be distributed upon the sale of all of Merisant Worldwide’s common stock or other distribution event (“trigger date”). Upon distribution, the employee will receive compensation equal to the difference between the fair market value of the stock at the trigger date and the grant price of the right reduced by $18.71. The rights vest over a four-year period from the date of issuance and carry a term of ten years. As of December 31, 2004 and 2005, Merisant Worldwide had 889,135 rights outstanding at grant prices ranging from $18.71 to $35.09 per share.

9. Employee Benefit Plans

The Company provides a defined contribution plan for all eligible domestic employees, as defined by the plan. The plan provides for employer matching contributions based on participant compensation. Total cost of the plan for the years ended December 31, 2003, 2004 and 2005 was $407, $388 and $352, respectively.

The Company also participates in certain state-sponsored defined benefit plans covering certain non-US employees. These defined benefit plans are immaterial to the Company’s consolidated financial statements.

In September 2003, the Company implemented the Key Executive Performance and Retention Plan for the Company’s former Chief Executive Officer, Etienne Veber. Payout under the Key Executive Performance and Retention Plan will only occur in the event of certain triggering events. According to his separation agreement, the Company’s former Chief Executive Officer is fully vested in the Key Executive Performance and Retention Plan. The Company has not accrued any liabilities or recognized any expenses pursuant to this plan as of December 31, 2005 as it is not probable that the payout will occur.

In July 2004, Merisant Worldwide adopted the IDS Incentive Plan. The IDS Incentive Plan was intended to provide long-term incentives to eligible employees and directors. As Merisant Worldwide withdrew its offering of income deposit securities, no grants were made under the IDS Incentive Plan and the plan was terminated on September 19, 2005.

10. Commitments and Contingencies

The Company leases certain facilities and office equipment. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following as of December 31, 2005:

2006	$1,842
2007	1,565
2008	1,443
2009	1,279
2010	539
$6,668

Rent expense for the years ended December 31, 2003, 2004 and 2005, was $6,466, $7,623 and $7,208, respectively.

The Company has an investment in an affiliate located in the Philippines that is accounted for using the equity method. The affiliate, a 50/50 joint venture, distributes sugar substitute sweeteners for the international consumer food markets, primarily under the Equal® and NutraSweet® brands. In addition to its investment in the joint venture, the Company is committed to a 50% share in any new borrowings of the joint venture. As of December 31, 2004 and 2005, there were no additional joint venture borrowings.

On February 28, 2005, McNeil Nutritionals, LLC amended its complaint filed July 29, 2004 regarding the Company’s alleged infringement of trade dress of McNeil’s Splenda® tabletop sweetener packaging in Puerto Rico. The amended complaint alleges that the Company’s newly modified package continues to display Same® with Sugar in sachets that are yellow and therefore, according to McNeil, infringes on McNeil’s trade dress. On March 21, 2005, the Company filed an amended answer denying the amended allegations. The case will continue on the issue of whether the original packaging is infringing and whether the sachets contained on the new packages constitute a new infringement of McNeil’s trade dress and determination of damages, if any. The Company is continuing to defend the lawsuit.

On January 13, 2005, McNeil Nutritionals, LLC voluntarily dismissed its action in the United States District Court for the District of Puerto Rico that had requested the court issue a declaratory judgment that McNeil’s advertising and packaging for Splenda® is truthful and not misleading. On March 23, 2005, McNeil filed a motion to amend its answer to the Company’s complaint filed November 26, 2004 with the United States District Court for the Eastern District of Pennsylvania alleging that McNeil’s advertising and packaging for its Splenda® brand is literally false and misleading to consumers. McNeil is seeking to amend its answer to add a counterclaim against the Company alleging that the Company’s Equal® Sugar Lite™ packaging and advertising are misleading, alleging that on a volumetric basis, Equal® Sugar Lite™ does not deliver half the calories of a cup of sugar. On April 6, 2005, the Company filed its response to McNeil’s motion to amend asking the court to deny such motion. The Company’s own investigation has confirmed that when measured by weight, in accordance with the formulation for Equal® Sugar Lite™, measurements for Equal® Sugar Lite™ are correct under the FDA compliance standard for measurement by weight. While certain product produced had measurements that may have been volumetrically inaccurate due to manufacturing and packaging issues, the manufacturing and packaging process for Equal® Sugar Lite™ has since been adjusted to ensure volumetric accuracy, all the while ensuring that the product’s weight remained accurate in accordance with FDA compliance standards. The Company notified consumers of the volumetric issues and offered a replacement package of Equal® Sugar Lite™ or a coupon for a dollar off a new package of the product to affected consumers.  For the year ended December 31, 2004, gross profit was reduced by $3,208 to increase the allowances against accounts receivable and establish inventory reserves associated with this issue.  For the year ended December 31, 2005, the Company believes that sufficient reserves are in place to address any remaining inventory on hand or lingering returns from customers associated with this issue.

On February 15, 2006, a putative consumer class action lawsuit was filed against the Company in the United District Court for the Northern District of Illinois Eastern Division alleging that the Company’s Equal® Sugar Lite™ packaging and advertising were misleading.  The plaintiffs alleged that on a volumetric basis, Equal® Sugar Lite™ does not deliver half the calories of a cup of sugar.   The Company ‘s responsive pleading is due by April 17, 2006 and the Company intends to vigorously oppose the merits of the lawsuit, as well as the appropriateness of class certification.  As noted above, the manufacturing and packaging process for Equal® Sugar Lite™ has been adjusted to ensure volumetric accuracy, all the while remaining accurate in accordance with FDA compliance standards based on weight.   In addition to ensuring that manufacturing and packaging processes were accurate, the Company took steps to correct statements on packaging at distribution centers containing Equal® Sugar Lite™ product that may not have been volumetrically accurate, provided notice to consumers on its website and offered consumers who may have purchased such product without corrected packaging a replacement package of Equal® Sugar Lite™ or a coupon for a dollar off a new package of the product.  As such, the Company also believes the putative class action suit to be moot.  In an unrelated decision by management related to consumer demand for the product, the Company stopped manufacturing Equal® Sugar Lite™ in November 2005.

Merisant Europe B.V.B.A., Merisant’s Belgium subsidiary, entered into a co-branding agreement with Galleria Srl, a company through which the Italian designer Elio Fiorucci operates.  Under this co-branding arrangement, Merisant Europe produced a line of Canderel® tablet dispenses that featured designs and trademarks from Mr. Fiorucci’s “Love Therapy by Elio Fiorucci” collection.  The co-branding arrangement contains a representation and warranty that Galleria owns all rights in the name “Love Therapy by Elio Fiorucci” and associated designs and further provides that Galleria will indemnify and hold Merisant Europe and its affiliates harmless against damages resulting from or related to Merisant’s use of the name and designs pursuant to the agreement. Beginning in 2005, Merisant Europe sold tablet dispensers with the “Love Therapy by Elio Fiorucci” designs in Italy.  Edwin & Co. Ltd. has claimed that it owns all rights in Mr. Fiorucci’s name and in the designs used by Merisant and has filed suit against Merisant Europe in Milan, Italy.  On or about March 17, 2006, the court in Milan enjoined Merisant Europe from producing or selling the tablet dispensers after the date of the court order.  Merisant no longer produces the dispensers and has stopped selling dispensers to its distributor in Italy and to customers through the Internet.  Merisant Europe will has filed an appeal and will vigorously oppose the court’s order.  Merisant Europe will also enforce its indemnification rights under its co-branding arrangement with Galleria Srl.

The Company has indemnified Monsanto for certain liabilities that may arise subsequent to March 17, 2000 (Note 1). The Company does not believe that the indemnification will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to various other claims, pending and possible legal actions for product liability and other damages, and other matters arising out of the conduct of the Company’s business, including tax uncertainties arising from doing business in various European jurisdictions. The Company believes, based on current knowledge, recorded accruals, and consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On September 19, 2005, the board of directors of the Company’s parent approved the 2005 Merisant Worldwide, Inc. Share Appreciation Plan (the “2005 Plan”).  The 2005 Plan is designed to provide incentives to senior management to increase the equity value of the Company’s parent.  In general, participants in the 2005 Plan may receive three types of awards, each of which corresponds to a percentage of the aggregate net proceeds distributed to the stockholders of the Company’s parent, participants in the 2000 SAR Plan and participants in the 2005 Plan upon a change in control (as defined under the 2005 Plan).  Participants in the 2005 Plan will be entitled to receive awards of share units representing, in the aggregate, up to 8% of the first $100,000 of such net proceeds, up to 10% of the next $100,000 of such net proceeds and up to 12% of such net proceeds in excess of $200,000.

The net proceeds will be increased by any dividends or other distributions made to the holders of common stock of the Company’s parent prior to the change in control and reduced by an amount equal to 12% compounded annual return on any new equity investment in the Company’s parent.  The share units underlying the 2005 Plan will be determined on a fully diluted basis, taking into account the outstanding number of shares of common stock of the Company’s parent and stock appreciation rights underlying the 2000 SAR Plan.  New issuances of common stock of the Company’s parent will dilute the share units underlying the 2005 Plan.  Upon a distribution under the 2005 Plan, participants will receive payouts under the 2005 Plan in the same form as the consideration received by the stockholders of the Company’s parent.  Merisant Worldwide and the Company have not currently accrued a liability or recognized an expense for the 2005 Plan as it is not probable that there will be a distribution. The Company’s parent also does not anticipate that it will be able to determine the aggregate value of the awards under the 2005 Plan because its equity is privately held and there is no public market for the underlying securities.  At December 31, 2005, all share units under the 2005 Plan had been granted.

11. Deferred Compensation Plan

The Company maintains a nonqualified executive deferred compensation plan. All Company employees that reach a certain income level are eligible to participate in this voluntary program, which permits participants to elect to defer receipt of a portion of their compensation. Deferred contributions and investment earnings are payable to participants upon various specified events, including retirement, disability or termination. Investment earnings (or losses) are credited to the participants’ accounts based on investment allocation elections determined by the participants. The Company does not guarantee these investments or earnings thereon. The consolidated balance sheet includes the deferred compensation liability, including investment earnings thereon, owed to participants. The consolidated balance sheet also includes the investments, classified as other non-current assets, purchased by the Company with the deferred funds. These investments, totaling $402 and $446 at December 31, 2004 and December 31, 2005, respectively, remain assets of the Company and are available to the general creditors of the Company in the event of the Company’s insolvency.

12. Stockholder’s Equity

Certain employees purchased 577,323 shares of common stock of Merisant Worldwide at the fair market value on the date of purchase ($18.71 to $35.09 per share). Under the terms of a share purchase agreement, certain employees were allowed to pay a portion of the cost of the shares and the Company financed the remaining portion under recourse loan agreements. The loans bear interest at 7.50% (due at maturity) and mature on April 5, 2007. The Company recorded $334, $57 and $57 of interest income on these notes receivable for the years ended December 31, 2003, 2004 and 2005, respectively. As of December 31, 2004 and 2005, $767 of notes receivable are reflected as a reduction to stockholder’s equity in the accompanying consolidated financial statements.

13. Income Taxes

Significant components of the deferred income tax assets and liabilities are as follows as of December 31:

	2004	2005
Gross deferred tax assets:
Start-up costs	$214	$—
Accrued expenses and inventory	4,126	3,400
Deferred compensation	1,781	1,691
Net operating loss	30,130	46,666
Property and equipment	—	1,159
Other	1,534	1,995
Total deferred tax assets	37,785	54,911
Gross deferred tax liabilities:
Property and equipment	(374)	—
Intangibles	(11,586)	(13,361)
Unrealized gains/losses	—	(4,272)
Other	(1,250)	(531)
Total deferred tax liabilities	(13,210)	(18,164)
Net deferred tax assets before valuation allowance	24,575	36,747
Valuation allowance	(36,736)	(50,590)
Net deferred tax assets (liabilities)	$(12,161)	$(13,843)

Classification of the deferred income tax balances is as follows as of December 31:

	2004	2005
Deferred tax assets:
Current	$111	$940
Non-current	938	3,381
Deferred tax liabilities:
Current	—	(466)
Non-current	(13,210)	(17,698)
Net deferred tax assets	$(12,161)	$(13,843)

Income before income taxes consisted of the following for the years ended December 31:

	2003	2004	2005
Income (loss) before income taxes:
United States	$(28,029)	$(25,758)	$(36,631)
Outside United States	31,289	27,790	36,663
	$3,260	$2,032	$32

The provision for income taxes consisted of the following for the years ended December 31, 2003, 2004, and 2005:

	2003	2004	2005
Current provision:
Federal	$—	$—	$—
Foreign	3,985	5,397	3,163
State	—	—	(182)
Total current provision	3,985	5,397	2,981
Deferred provision:
Federal	10,216	2,470	3,029
Foreign	4,630	(840)	(622)
State	871	212	259
Total deferred provision	15,717	1,842	2,666
Total provision	$19,702	$7,239	$5,647

The reconciliation of the provision for income taxes computed at the U.S. federal statutory rate of 35% to the reported provision for income taxes for the years ended December 31, 2003, 2004, and 2005 is as follows:

	2003	2004	2005
Income tax provision at the statutory federal tax rate	$1,144	$710	$11
State income taxes, net of federal benefit	(841)	(773)	(1,281)
Foreign income taxes	(3,844)	(5,626)	(9,747)
Valuation allowance	20,766	12,371	13,854
Other	2,477	557	2,810
	$19,702	$7,239	$5,647

At December 31, 2005, the Company had income tax net operating loss carryforwards of approximately $124,811, which expire between 2007 and 2025. All net operating loss carryforwards have been offset by a valuation allowance.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2005, a full valuation allowance has been provided against the Company’s U.S. and foreign net operating loss carryforwards. Management also determined that a valuation allowance was required against other U.S. deferred tax assets because it was more likely than not that all or a portion of these deferred tax assets would not be realized.  In 2000, the Company’s Swiss subsidiary purchased all of its foreign intangibles, including trademarks, in exchange for a promissory note in the amount of $168,000.  The repayment of the principal of this note was not subject to tax in the United States; however, the note was repaid in full in January 2006.  Any cash repatriation from this subsidiary could result in a higher United States federal tax income.  As of December 31, 2005, the Company had estimated net operating loss, or NOL, carryforwards for United States federal income tax purposes of approximately $111,373 which are available to offset future United States federal taxable income, if any, through 2025, subject to any limitations which might apply Section 382 of the Internal Revenue Code of 1986.  The Company has not recorded any deferred tax benefits related to these NOLs in its consolidated financial statements.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $133,373 at December 31, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

In February 2004, the Company’s operating subsidiary in Switzerland received a Federal Tax Exemption from the Swiss tax authorities. This exemption was retroactive to January 1, 2003 and is effective through December 31, 2011. The impact of this tax exemption was $1,400 and was recorded as a tax benefit in the first quarter of 2004, in a treatment similar to the treatment used to record a change in enacted tax laws.

In June 2004, the Company recorded a loss on impairment of fixed assets for certain assets owned by an Australian subsidiary whose shares were to be sold.  Under Australian law, the Company is unable to realize any tax benefit related to this loss on the sale of Australian shares.  Accordingly, the Company has not recorded any tax benefit on the loss on impairment of these fixed assets.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law.  Among its provisions, the Act provides for a one-time special dividends received deduction for certain qualifying dividends from controlled foreign corporations.  The Company did not repatriate earnings under this provision.

14. Financial Instruments

The Company operates internationally, with manufacturing and sales facilities in various locations around the world and utilizes certain financial instruments to manage its foreign currency, primarily related to forecasted transactions, and interest rate exposures. Derivative financial instruments are used by the Company, principally to reduce exposures to market risks resulting from fluctuations in interest rates and foreign exchange rates by creating offsetting exposures. The Company is not a party to leveraged derivatives. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

Currencies in which the Company has significant exposures are the British pound, the Euro, the Argentine peso, the Australian dollar and the Mexican peso. Certain of the Company’s foreign subsidiaries enter into foreign currency forward exchange contracts as non-speculative hedges against future purchase transactions with other associated companies and outside vendors. In addition, the Company enters into foreign currency forward exchange contracts as non-speculative hedges regarding a portion of estimated net sales expected from foreign subsidiaries. Market value gains and losses, recognized at the expiration of the contracts, offset foreign exchange gains and losses on the related transactions being hedged. The Company had foreign currency forward exchange contracts with aggregate notional amounts for the purchase of foreign currencies of $36,316 and $0 as of December 31, 2004 and December 31, 2005, respectively. The effective portion of unrealized gains or losses associated with foreign currency forward exchange contracts is deferred as a component of accumulated other comprehensive loss until the underlying hedged transactions are reported on the Company’s consolidated statements of operations and comprehensive income (loss).

The Company uses interest rate swaps and no cost interest rate collars to reduce exposures to interest rate fluctuations. For interest rate swaps and no cost interest rate collars, the net amounts paid or received and net amounts accrued through the end of the accounting period are included in interest expense. Unrealized gains or losses on interest rate swap contracts and no cost interest rate collars that qualify for hedge accounting are not recognized in income. Gains or losses on any contracts terminated early are deferred and amortized to income over the remaining average life of the terminated contracts. The aggregate notional principal amount of the agreements was $192,564 and $142,842 as of December 31, 2004 and December 31, 2005, respectively. The swap agreement terminates on March 31, 2006 pursuant to notice delivered from the other party to this agreement that they have elected to adopt this optional termination date per the agreement. The collar agreements will terminate on March 30, 2006 as scheduled per the agreements.

Following the debt refinancing in July 2003, the Company has not redesignated its interest rate derivative instruments as cash flow hedges. Therefore, the changes in fair value of the derivative instruments since the refinancing are recorded as Other (income) expenses, net in the consolidated statement of operations and comprehensive (loss). The Company recorded Other income of $5,800, $8,950 and $5,607 for the years ended December 31, 2003, 2004 and 2005, respectively.

15. Transactions With Related Parties

The principal stockholder of Merisant Worldwide is controlled by Pegasus Partners II, L.P., which is, in turn, managed by Pegasus Capital Advisors, L.P. (“Pegasus Advisors”).  Employees of Pegasus Advisors have in the past and currently serve as members of the board of directors of the Company, and the senior management of the Company regularly consults with Pegasus Advisors on strategic and other business issues.  On September 19, 2005, the Company and Pegasus Advisors formalized this advisory function by entering into an Advisory Agreement.  Pegasus Advisors will provide such financial, strategic and other advisory services to the Company’s senior management and its subsidiaries as such managers may reasonably request, and the Company will reimburse Pegasus Advisors and its affiliates for all reasonable costs and expenses incurred in connection with the performance of such services, subject to any contractual limitation on such payments between the Company and its lenders.  The Company will not pay any fees to Pegasus Advisors under the agreement and will indemnify and hold Pegasus Advisors and related parties against losses and direct damages arising out of the Advisory Agreement.

In connection with the acquisition (Note 1), the Company assumed a liability of $5,350 (present value on the acquisition date) for deferred compensation payable to an executive employee. The deferred compensation agreement requires annual payments of $535 each January 31, 2001 through 2005 and annual payments of $1,000 each January 31, 2006 through 2010. Also in connection with the acquisition, the Company advanced cash of $5,350 to the employee in exchange for a note receivable. The note receivable bears interest at 6.35% and requires annual interest and principal payments of $535 each January 1, 2001, through 2005 and annual payments of $1,000 each January 1, 2006, through 2010. The Company recorded $300, $285 and $268 of interest income on the note receivable for the years ended December 31, 2003, December 31, 2004 and December 31, 2005 and an equal amount of interest expense in the respective years.

At December 31, 2004 and December 31, 2005, there were no receivables or payables due to or from Merisant Worldwide.  For the years ended December 31, 2004 and 2005, the Company made distributions to Merisant Worldwide of $2,249 and $1,023, respectively.

In connection with their assistance in the 2003 structuring, sourcing and the consummation of the offering of the Notes and closing of the Company’s new Senior Credit Agreement, the Company paid an aggregate transaction fee of 0.5% of the aggregate principal amount of the notes and the term loans and commitments under the Senior Credit Agreement to Pegasus Advisors, affiliates of MSD Capital, L.P. and affiliates of Carolwood Tabletop Holdings, LLC, who represent the primary equity investors of Merisant Worldwide.

The Company is party to an agreement with Brand Architecture International (“Brand Architecture”) pursuant to which Brand Architecture has agreed to provide consulting services relating to the development of brand architecture for the Company’s brands. As compensation, the Company paid approximately $1,175 to Brand Architecture in the year ended December 31, 2005, including the reimbursement to Brand Architecture for expenses relating to its work. Adam Stagliano, a member of the Company’s board of directors, is a founding director and the President and Chief Strategic Officer of Brand Architecture.

The Company is party to a sublease agreement with The Digital Home/Digital Office, LLC (“Digital Home”), pursuant to which the Company subleases its office space located at One North Brentwood Boulevard, Clayton, Missouri 63105 to Digital Home for a term to expire on March 31, 2006 at a rate of $9 per month. At the end of the term of the sublease agreement, Digital Home will acquire the office furniture and equipment at no cost. The Company currently leases this space for a base rent of $15 per month. The acquisition value of the furniture and equipment was $225 and the net book value of the assets is zero, subsequent to an impairment charge of $143. Digital Home is controlled by Arnold Donald, one of the Company’s directors.

16. Segment Information

The Company manufactures and markets primarily low-calorie tabletop sweeteners globally. Therefore, the Company’s reportable segments are organized and managed principally by geographic region: North America; EAME; Latin America; and Asia/Pacific. The Company’s management reviews operating EBITDA to evaluate segment performance and allocate resources. Operating EBITDA consists of segment earnings before interest expense, income tax expense, depreciation and amortization as well as items such as expenses related to start up costs, restructuring charges, certain significant charges related to obsolete or slow moving inventory or uncollectible receivables and indebtedness, and other non-cash or excludable charges or losses. Other (income) expenses, net, as reported in the consolidated financial statements, is included in Operating EBITDA of the respective reportable segments, except for the portion of other (income) expense, net that relates to the foreign currency transaction gains or losses associated with the euro-denominated debt (see Note 6) and unrealized gains or losses on derivative instruments. Corporate expenses include corporate staff and related amounts. Corporate expenses, interest and other expenses and the provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment performance reviewed by management. The Company’s assets, which are principally in the United States and Europe, are also managed geographically. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

Reportable segment data were as follows:

For the Year Ended December 31, 2003

	North America	EAME	Latin America	Asia / Pacific
Net sales	$160,991	$123,883	$46,729	$20,698	$352,301
Operating EBITDA	$75,182	$38,681	$15,730	$591	$130,184
Less (plus):
Corporate expenses					20,026
Restructuring expenses					8,249
Depreciation and impairment expenses					11,063
Amortization expense					22,161
Currency loss on Euro debt					5,165
Unrealized gain on derivative instruments					(5,800)
Other non-cash expenses					(217)
Other income, net					2,866
Income from operations					66,671
Interest expense, net					36,527
Cost of refinancing					29,750
Other income, net					(2,866)
Income before income taxes					$3,260

For the Year Ended December 31, 2004

	North America	EAME	Latin America	Asia / Pacific
Net sales	$145,973	$133,966	$43,741	$24,008	$347,688
Operating EBITDA	$52,891	$41,821	$12,911	$1,773	$109,396
Less (plus):
Corporate expenses					22,105
Restructuring expenses					4,373
Depreciation expense					10,346
Impairment and loss on sale of fixed assets					3,137
Loss on sale or disposal of fixed assets					792
Amortization expense					22,314
Currency loss on Euro debt					3,786
Unrealized gain on derivative instruments					(8,950)
Certain reserve and allowance provisions excluded from Operating EBITDA					4,859
Transaction fees					730
Other non-cash expenses					167
Other income, net					8,206
Income from operations					37,531
Interest expense, net					43,705
Other income, net					(8,206)
Income before income taxes					$2,032

For the Year Ended December 31, 2005

	North America	EAME	Latin America	Asia / Pacific
Net sales	$113,489	$136,607	$34,517	$20,352	$304,965
Operating EBITDA	$36,502	$40,847	$10,126	$4,739	$92,214
Less (plus):
Corporate expenses					24,209
Restructuring expenses					2,975
Depreciation expense					9,127
Impairment and loss on sale of fixed assets					559
Loss on sale or disposal of fixed assets					203
Amortization expense					22,216
Currency gain on Euro debt					(5,680)
Unrealized gain on derivative instruments					(5,607)
Certain reserve and allowance provisions excluded from Operating EBITDA					141
Transaction fees					(107)
Gain on sale of subsidiary					(543)
Other non-cash expenses					26
Other income, net					11,143
Income from operations					33,552
Interest expense, net					44,663
Other income, net					(11,143)
Income before income taxes					$32

Long-lived assets (which consists of all noncurrent assets, other than goodwill), depreciation expense, amortization expense and capital expenditures by geographic location were as follows:

For the Year Ended December 31, 2003

	North America	EAME	Latin America	Asia / Pacific	Total
Long-lived Assets	$143,379	$164,153	$4,426	$6,054	$318,012
Depreciation and impairment	7,777	2,185	561	540	11,063
Amortization	8,656	13,505	—	—	22,161
Capital expenditures	3,160	1,230	758	843	5,991

For the Year Ended December 31, 2004

	North America	EAME	Latin America	Asia / Pacific	Total
Long-lived Assets	$133,772	$151,870	$5,207	$1,280	$292,129
Depreciation and impairment	6,779	2,500	737	3,885	13,901
Amortization	8,656	13,658	—	—	22,314
Capital expenditures	8,133	2,426	1,005	603	12,167

For the Year Ended December 31, 2005

	North America	EAME	Latin America	Asia / Pacific	Total
Long-lived assets	$118,947	$138,403	$3,894	$675	$261,919
Depreciation and impairment	7,170	1,383	1,076	187	9,816
Amortization	8,656	13,560	—	—	22,216
Capital expenditures	2,521	1,735	301	28	4,585

17. Restructuring Expenses

During 2005, the Company continued to evaluate strategic options for its tabletop sweetener business. This review resulted in the continuation of workforce reductions and planned changes in the Company’s global business model. These actions are designed to improve both financial results and the long-term value of the business. Restructuring expenses for workforce reductions of $8,249, $4,373 and $2,975 were recorded for the years ended December 31, 2003, 2004 and 2005, respectively.   The 2005 charges principally relate to termination costs for employees, including charges related to 36 additional personnel that were notified of their termination during the year ended December 31, 2005 and to continuing provisions for previously notified employees being recorded over their stay periods.  Future payouts are scheduled to be made over the next eleven months.

Reconciliation of the restructuring liability, as of December 31, 2005 is as follows:

Restructuring liability at December 31, 2002	$985
2003 restructuring expenses	8,249
Noncash settlement of employee receivable including interest	(311)
2003 cash payments	(4,460)
Restructuring liability at December 31, 2003	4,463
2004 restructuring expenses	4,373
2004 cash payments	(4,965)
Restructuring liability at December 31, 2004	3,871
2005 restructuring expenses	2,975
2005 cash payments	(4,169)
Restructuring liability at December 31, 2005	$2,677

The restructuring liability at December 31, 2004 and 2005 is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets and includes $1,529 due to the Company’s Chairman as of December 31, 2005.

The following table presents restructuring expense by segment for each of the years ended December 31:

	2003	2004	2005
North America	$241	$236	$378
EAME	1,365	1,899	1,592
Latin America	481	342	644
Asia Pacific	356	11	39
Corporate	5,806	1,885	322
Total	$8,249	$4,373	$2,975

As the Company implements actions to improve operational efficiency consistent with its business strategy, significant restructuring charges will continue to be incurred, beginning with the first quarter of 2006.

18. Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the consolidating statements of results of operations and cash flows for each of the periods ended December 31, 2003, 2004, and 2005 and the consolidating balance sheets as of December 31, 2004 and December 31, 2005. The following information is included as a result of the guarantee by certain of the Company’s wholly owned U.S. subsidiaries (“Guarantor Companies”) of the Company’s senior subordinated notes. None of the Company’s other subsidiaries guarantee the debt. Each of the guarantees is joint and several and full and unconditional.

Consolidating Statement of Operations

For the Year Ended December 31, 2003

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Net sales	$—	$166,742	$193,568	$(8,009)	$352,301
Cost of sales	—	61,178	84,784	(8,009)	137,953
Gross profit	—	105,564	108,784	—	214,348
Operating expenses:
Marketing and selling expenses	—	34,907	46,532	—	81,439
Administration expenses	112	23,156	12,560	—	35,828
Amortization of intangible assets	8,656	—	13,505	—	22,161
Restructuring expenses	—	6,047	2,202	—	8,249
Total operating expenses	8,768	64,110	74,799	—	147,677
Income from operations	(8,768)	41,454	33,985	—	66,671
Other expense (income):
Interest income	(12,010)	(19)	(158)	11,376	(811)
Interest expense	24,343	20,006	4,365	(11,376)	37,338
Cost of refinancing	25,165	4,585	—	—	29,750
Other (income) expense, net	(24,248)	22,893	(1,511)	—	(2,866)
Total other expense	13,250	47,465	2,696	—	63,411
Income (loss) before income taxes and equity in consolidated subsidiaries	(22,018)	(6,011)	31,289	—	3,260
Provision for income taxes	22,512	(8,316)	5,506	—	19,702
Equity in consolidated subsidiaries	28,088	25,783	—	(53,871)	—
Net income (loss)	$(16,442)	$28,088	$25,783	$(53,871)	$(16,442)

Consolidating Statement of Operations

For the Year Ended December 31, 2004

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Net sales	$—	$149,888	$204,996	$(7,196)	$347,688
Cost of sales	—	66,873	85,562	(7,196)	145,239
Gross profit	—	83,015	119,434	—	202,449
Operating expenses:
Marketing and selling expenses	—	36,528	54,087	—	90,615
Administration expenses	569	24,733	17,865	—	43,167
Amortization of intangible assets	8,656		13,658	—	22,314
Transaction fees	730	—	—	—	730
Impairment loss on fixed assets and loss on sale	—	—	3,719	—	3,719
Restructuring expenses	—	2,122	2,251	—	4,373
Total operating expenses	9,955	63,383	91,580	—	164,918
Income from operations	(9,955)	19,632	27,854	—	37,531
Other expense (income):
Interest income	(10,862)	(42)	(453)	10,518	(839)
Interest expense	34,822	16,932	3,308	(10,518)	44,544
Other (income) expense, net	(26,471)	21,743	(3,478)	—	(8,206)
Total other expense	(2,511)	38,633	(623)	—	35,499
Income (loss) before income taxes and equity in consolidated subsidiaries	(7,444)	(19,001)	28,477		2,032
Provision for income taxes	(2,472)	5,593	4,118		7,239
Equity in consolidated subsidiaries	(235)	24,359	—	(24,124)	—
Net income (loss)	$(5,207)	$(235)	$24,359	$(24,124)	$(5,207)

Consolidating Statement of Operations

For the Year Ended December 31, 2005

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Net sales	$—	$115,393	$195,695	$(6,123)	$304,965
Cost of sales	—	58,144	77,761	(6,123)	129,782
Gross profit	—	57,249	117,934	—	175,183
Operating expenses:
Marketing and selling expenses	—	24,049	48,877	—	72,926
Administration expenses	122	28,461	14,440	—	43,023
Amortization of intangible assets	8,656	—	13,560	—	22,216
Transaction fees	(107)	—	—	—	(107)
Impairment loss on fixed assets and loss on sale	—	182	416	—	598
Restructuring expenses	—	593	2,382	—	2,975
Total operating expenses	8,671	53,285	79,675	—	141,631
Income from operations	(8,671)	3,964	38,259	—	33,552
Other expense (income):
Interest income	(14,201)	(255)	(207)	13,830	(833)
Interest expense	45,461	12,258	1,607	(13,830)	45,496
Other (income) expense, net	(28,850)	17,563	144	—	(11,143)
Total other expense	2,410	29,566	1,544	—	33,520
Income (loss) before income taxes and equity in consolidated subsidiaries	(11,081)	(25,602)	36,715	—	32
Provision for income taxes	(2,990)	3,201	5,436	—	5,647
Equity in consolidated subsidiaries	2,476	31,279	—	(33,755)	—
Net income (loss)	$(5,615)	$2,476	$31,279	$(33,755)	$(5,615)

Condensed Consolidating Balance Sheet

December 31, 2004

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$245	$—	$8,851	$—	$9,096
Trade accounts receivable, net of allowance for doubtful accounts	—	21,938	59,716	—	81,654
Other receivables and intercompany receivables	77	8,835	11,664	(7,252)	13,324
Inventories	—	10,909	14,821	—	25,730
Other current assets	597	812	2,619	—	4,028
Total current assets	919	42,494	97,671	(7,252)	133,832
Property and equipment, net	—	26,157	9,175	—	35,332
Trademarks, less accumulated amortization	88,368	—	147,273	—	235,641
Goodwill, less accumulated amortization	—	107,209	—	—	107,209
Deferred financing costs, less accumulated amortization	14,580	—	—	—	14,580
Other non-current assets	4,160	494	1,153	—	5,807
Investment in subsidiary and intercompany debt	350,305	175,429	769	(525,734)	769
Total assets	$458,332	$351,783	$256,041	$(532,986)	$533,170
Liabilities
Accounts payable and intercompany payables	$3,054	$17,313	$16,165	$(6,576)	$29,956
Income taxes payable	2,564	(686)	(1,876)	—	2
Accrued expenses and other liabilities	12,548	17,366	28,863	—	58,777
Current maturities of long-term obligations	10,000	206	—	—	10,206
Total current liabilities	28,166	34,199	43,152	(6,576)	98,941
Long-term obligations and intercompany debt	429,873	181,360	—	(181,227)	430,006
Other liabilities	30,983	3,644	286	—	34,913
Total liabilities	489,022	219,203	43,438	(187,803)	563,860
Stockholder’s Equity (Deficit)
Total stockholder’s equity (deficit)	(30,690)	132,580	212,603	(345,183)	(30,690)
Total liabilities and stockholder’s equity (deficit)	$458,332	$351,783	$256,041	$(532,986)	$533,170

Condensed Consolidating Balance Sheet

December 31, 2005

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$98	$924	$17,042	$—	$18,064
Trade accounts receivable, net of allowance for doubtful accounts	—	17,844	48,479	—	66,323
Other receivables and intercompany receivables	551	5,523	9,932	(5,213)	10,793
Inventories	—	19,336	9,865	—	29,201
Other current assets	533	1,749	1,915	—	4,197
Total current assets	1,182	45,376	87,233	(5,213)	128,578
Property and equipment, net	—	21,601	8,080	—	29,681
Trademarks, less accumulated amortization	79,712	—	133,720	—	213,432
Goodwill, less accumulated amortization	—	107,209	—	—	107,209
Deferred financing costs, less accumulated amortization	13,705	—	—	—	13,705
Other non-current assets	3,897	508	334	—	4,739
Investment in subsidiary and intercompany debt	321,754	203,625	362	(525,379)	362
Total assets	$420,250	$378,319	$229,729	$(530,592)	$497,706
Liabilities
Accounts payable and intercompany payables	$2,704	$10,319	$9,315	$(6,101)	$16,237
Income taxes payable	—	—	1,933	—	1,933
Accrued expenses and other liabilities	13,729	18,692	17,774	—	50,195
Current maturities of long-term obligations	25,535	215	—	—	25,750
Total current liabilities	41,968	29,226	29,022	(6,101)	94,115
Long-term obligations and intercompany debt	415,264	191,913	—	(191,749)	415,428
Other liabilities	3,429	25,203	(58)	—	28,574
Total liabilities	460,661	246,342	28,964	(197,850)	538,117
Stockholder’s Equity (Deficit)
Total stockholder’s equity (deficit)	(40,411)	131,977	200,765	(332,742)	(40,411)
Total liabilities and stockholder’s equity (deficit)	$420,250	$378,319	$229,729	$(530,592)	$497,706

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2003

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Operating activities
Net cash provided by operating activities	$20,112	$6,839	$91,532	$(53,871)	$64,612
Investing activities
Proceeds from sale of fixed assets	—	150	—	—	150
Purchases of property and equipment	—	(3,160)	(2,831)	—	(5,991)
Purchase of tradename	—	—	(2,415)	—	(2,415)
Net cash used in investing activities	—	(3,010)	(5,246)	—	(8,256)
Financing activities
Borrowings under long-term obligations	500,000	—	—	—	500,000
Principal payments of long-term obligations	(348,891)	(315)	—	—	(349,206)
Payment of deferred financing costs	(17,485)	—	—	—	(17,485)
Receivable/payable, parent company	34,192	(3,709)	(84,354)	53,871	—
Dividend to shareholder	(187,908)	—	—	—	(187,908)
Net cash provided by (used in) financing activities	(20,092)	(4,024)	(84,354)	53,871	(54,599)
Effect of exchange rate on cash	—	—	730	—	730
Net increase (decrease) in cash and cash equivalents	20	(195)	2,662	—	2,487
Cash and cash equivalents at beginning of year	36	195	6,115	—	6,346
Cash and cash equivalents at end of year	$56	$—	$8,777	$—	$8,833

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2004

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$1,114	$(4,373)	$71,898	$(24,124)	$44,515
Investing activities
Proceeds from sale of fixed assets	—	100	1,442	—	1,542
Purchases of property and equipment	—	(8,084)	(4,083)	—	(12,167)
Net cash used in investing activities	—	(7,984)	(2,641)	—	(10,625)
Financing activities
Borrowings under long-term obligations	—	336	—	—	336
Principal payments of long-term obligations	(30,547)	(351)	—	—	(30,898)
Payment of deferred financing costs	(536)	—	—	—	(536)
Receivable/payable, parent company	32,407	12,372	(68,903)	24,124	—
Dividend to shareholder	(2,249)	—	—	—	(2,249)
Net cash provided by (used in) financing activities	(925)	12,357	(68,903)	24,124	(33,347)
Effect of exchange rate on cash	—	—	(280)	—	(280)
Net increase (decrease) in cash and cash equivalents	189	—	74	—	263
Cash and cash equivalents at beginning of year	56	—	8,777	—	8,833
Cash and cash equivalents at end of year	$245	$—	$8,851	$—	$9,096

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(31,151)	$(9,426)	$84,768	$(33,755)	$10,436
Investing activities
Proceeds from sale of fixed assets	—	—	147	—	147
Purchases of property and equipment	—	(2,615)	(1,970)	—	(4,585)
Net cash used in investing activities	—	(2,615)	(1,823)	—	(4,438)
Financing activities
Borrowings under revolving credit facility	16,000	—	—	—	16,000
Borrowings under long-term obligations	—	324	—	—	324
Principal payments of long-term obligations	(9,422)	(262)	—	—	(9,684)
Payment of deferred financing costs	(1,682)	—	—	—	(1,682)
Receivable/payable, parent company	27,131	12,903	(73,789)	33,755	—
Dividend to shareholder	(1,023)	—	—	—	(1,023)
Net cash provided by (used in) financing activities	31,004	12,965	(73,789)	33,755	3,935
Effect of exchange rate on cash	—	—	(965)	—	(965)
Net increase (decrease) in cash and cash equivalents	(147)	924	8,191	—	8,968
Cash and cash equivalents at beginning of year	245	—	8,851	—	9,096
Cash and cash equivalents at end of year	$98	$924	$17,042	$—	$18,064

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2005 of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures need improvement and were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files with the SEC or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In making this conclusion, the Chief Executive Officer and Chief Financial Officer considered the material weaknesses in the Company’s internal controls over financial reporting and the status of the corrective actions to remedy those material weaknesses described below.

The certifications of the Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 appear as exhibits to this report. The disclosures sets forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal controls over financial reporting, referred to in paragraphs 4(b) and (c) of the certifications. The certifications should be read in conjunction with this Item 9A for a more complete understanding of the topics presented.

Material Weaknesses Identified

In a letter to the Company dated September 24, 2004 related to the audit of the Company’s financial statements for the year ended December 31, 2003 and through discussions with management and the audit committee of its board of directors on April 14, 2005 related to the former auditor’s audit of its financial statements for the year ended December 31, 2004, the former auditor identified certain matters involving the Company’s system of internal control and its operation that the auditor considered to be material weaknesses as defined in the Public Company Accounting Oversight Board’s, or PCAOB’s, Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements (the PCAOB’s final standard will apply to the Company’s audit for the year ended December 31, 2007). The Company’s former auditor noted the balance sheet accounts for income taxes, fixed assets, inventory, and accrued trade promotions were not reconciled, or not reconciled in a timely manner. As a result, the Company made material adjustments to the financial statements that were not initially identified by its internal controls over financial reporting.

Corrective Actions

There have been some improvements, as described more fully below, in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. During the period covered by this report, the Company has taken steps to improve its internal control structure and procedures regarding disclosures in its financial reporting, including those contemplated by Section 404 of the Sarbanes-Oxley Act and the rules and regulations of the SEC promulgated thereunder, with which the Company is required to be in compliance as of December 31, 2007. The Company continues to take further steps with regard to these matters.

During the period covered by this report, the Company has taken steps to improve its control activities and procedures over financial reporting. The Company continues to make further enhancements with regards to its entity level disclosure controls. These actions include the following enhancements.

•      The Company’s disclosure committee has been expanded to include management at the corporate, regional and local levels to discuss operational and financial issues for the reporting period. At a minimum, the committee meets once a quarter, just prior to releasing results for the quarter then ended. The committee meetings provide the necessary forum to give reasonable assurance that the information required to be disclosed in the reports filed pursuant to the Exchange Act is analyzed, reviewed and included where relevant.

•      A monthly regional results review is held between corporate and regional financial management to discuss each region’s financial results, including explanations of significant variances between the actual results as compared to projections and prior year. For the quarter, additional corporate financial personnel attend the meeting to participate in the financial review and to discuss the quarterly financial close process and any pending issues.

•      A quarter-end review checklist which documents that key controls in the financial close process were performed is sent to financial personnel at both the regional and headquarter levels. The checklists are now submitted on a timely basis and are reviewed by corporate and regional financial personnel during the regional results review for the quarter.

The Company reviewed the matters identified by its former auditor and initiated an effort to implement controls to mitigate the identified control weaknesses and implement plans to fully remediate these weaknesses. This process is ongoing, and during the period covered by this report, the Company continued to make material changes in the following areas.

Income Taxes. The income tax accounts were reconciled at year-end. The Company continues to use an outside adviser to assist with its taxes and reconciliations on a regular basis as well as to assist with training our finance personnel on tax accounting matters. In addition, the Company is actively recruiting an internal tax manager to further build its core competencies in the tax area.

Inventory. The inventory accounts were substantially reconciled at year-end. While the entire inventory process, from acquiring raw materials to shipping finished goods, requires frequent manual intervention, the Company has implemented critical monthly and annual controls to ensure that the inventory accounts presented in our financial statements are fairly stated. Specifically,

•      The Company reconciles the third-party warehouse inventory system to the Company’s inventory system, monthly.

•      The Company conducted its annual physical inventory at its largest inventory location at year-end, which represented approximately 59% of the consolidated inventory value, excluding inventory reserves. The resulting adjustment was less than 1% of total inventory value.  Internal and external auditors observed and validated that the inventory taking procedures surrounding the physical inventory were well controlled.

•      In 2006, the Company intends to reassess its analytical procedures to ensure that each inventory account and the post physical inventory adjustment is thoroughly analyzed and reviewed.

Fixed Assets. The North America fixed asset accounts were reconciled at year-end. Prior to 2004, certain fixed assets were accounted for on a manual spreadsheet, which led to errors. In 2004, the fixed asset spreadsheet was reviewed and corrected. The corrected asset values and depreciable lives were uploaded into the SAP fixed asset module, automating the process. In the EAME region, the manual fixed asset process mentioned above is currently used. During 2005, the Company performed a physical inventory and reconciliation of fixed assets, including reviewing each asset’s depreciable life. The Company intends to implement the SAP fixed asset module for the region. All fixed asset accounts were reconciled at year-end.

Accrued Trade Promotions. The accrued trade promotion account was reconciled at year-end. Throughout 2005, the Company has continued to refine its detailed methodology for estimating and accruing trade marketing expenses.

The Company believes that the changes it has implemented are sufficient to mitigate the material weaknesses described above. However, while the Company has enhanced the design of the current controls and implemented additional controls, there are still opportunities for additional improvements in certain areas. Additionally, the Company has not yet tested the on-going effectiveness of the new controls. In addition to the continuing efforts described above, the Company has made significant progress in documenting, testing and remediating its system of internal controls in preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the rules and regulations of the SEC promulgated thereunder, with which it must be in compliance by December 31, 2007.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B  Other Information

Fourth Amendment to Senior Credit Agreement

On March 29, 2006, the lenders holding a majority of the aggregate principal amount of outstanding loan and revolver commitments under the Senior Credit Agreement agreed to amend the terms of the Senior Credit Agreement and waived a technical default related to the use of proceeds from the repayment of the inter-company loan between the Company and its Swiss subsidiary.  Among other things, the Fourth Amendment amends the financial covenants as of December 31, 2005, adjusts the financial covenants through the maturity date of loans outstanding under the Senior Credit Agreement, incorporates new financial covenants, adjusts the interest rate on borrowings under the Senior Credit Agreement, amends the definition of Bank EBITDA to provide additional “add backs” related to Merisant’s restructuring and new product development efforts, and amends certain other covenants.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Fourth Amendment to Senior Credit Agreement and Refinancing Activity” for a description of the Fourth Amendment.

PART III

Item 10.         Directors and Executive Officers of the Registrant.

The following table sets forth the names, ages and titles of the members of the Company’s board of directors and executive officers as of March 31, 2006. Each of the directors holds office until the next annual meeting of stockholders or until his successor has been elected and qualified.

Name	Age	Position

Paul R. Block	49	Chairman of the Board of Directors, President and Chief Executive Officer
Robert E. Albus	59	Director
Arnold W. Donald	51	Director
Alec Machiels	33	Director
Adam Stagliano	49	Director
Anthony J. Nocchiero	54	Chief Financial Officer and Vice President, Finance
Jonathan W. Cole	41	Vice President, General Counsel and Secretary
Dana M. Voris	41	Vice President, Corporate Controller and Treasurer

Board of Directors and Executive Officers

Paul R. Block has served as Chairman of the Board of Directors since February 28, 2006, a director of Merisant since December 2004, as President and Chief Executive Officer of Merisant since November 2004 and was the President and Chief Operating Officer from September 2004 to November 2004. Prior to joining Merisant, from 2002 to 2004, Mr. Block was President and Chief Executive Officer of Sara Lee Coffee and Tea Consumer Brand, a manufacturing coffee company serving the retail marketplace with brands like Chock full o’Nuts and Hills Brothers. From 1999 to 2002, Mr. Block served as Chief Marketing Officer and, subsequently, Executive Vice President General Manager of Allied Domecq Spirits USA. Prior to this, Mr. Block held general management and marketing positions at Groupe Danone and Guinness Import Company. Mr. Block currently serves on the board of directors of ClearSource Inc., a bottled water producer.

Robert E. Albus has served as a director of Merisant since May 2004. Mr. Albus has been President of Premier Business Development since 2000 and Managing Partner of ChemPro LLC, a technology development company, since he founded the company in 1998. Mr. Albus served as President and Chief Executive Officer of Home-Link Services from 2002 to 2003. Prior to joining Home-Link Services, Mr. Albus was President of the Toiletry Division of Advance Polymer Systems, Inc., where he was employed from 1997 to 2000. Prior to that, Mr. Albus served as Director of Marketing of Combe, Inc. (U.S.); General Manager of Combe, Inc. (Canada); Vice President of Business Development of the W.B. Saunders Division of CBS; and a Product Director of Johnson & Johnson.

Arnold W. Donald has served as a director of Merisant since April 2000. From March 2000 to April 2003, Mr. Donald served as Chief Executive Officer of Merisant. Prior to 2000, Mr. Donald was a senior executive of Monsanto Company in St. Louis, Missouri. Mr. Donald joined Monsanto in industrial chemical sales in 1977 and held increasingly senior roles in his 20 plus years with that company. Mr. Donald currently serves on the boards of Washington University, Carleton College, Crown Cork & Seal Company, Inc., The Scotts Company, Carnival Corporation, Oil-Dri Corporation, The Laclede Group, Inc. and Russell Corporation. Mr. Donald also serves on the President’s Export Council, appointed initially by President Clinton and then re-appointed by President Bush.

Alec Machiels has served as a director of Merisant since April 2005. Mr. Machiels serves as a Vice President of Pegasus Capital Advisors, L.P. Prior to joining Pegasus in August 2002, Mr. Machiels served as a consultant for Radius Ventures, a biotechnology consulting firm, from 2001 to 2002. From 1996 through 1999, Mr. Machiels served as a financial analyst for Goldman Sachs International and Goldman, Sachs & Co.

Adam Stagliano has served as a director of Merisant since June 2005. Mr. Stagliano has led the management team as President and Chief Strategic Officer of brandarchitectureinternational, a multi-disciplinary branding company, since its launch in 2001. Prior to joining brandarchitectureinternational, Mr. Stagliano served as President and Planning Director of Weiss Stagliano Partners. Before starting Weiss Stagliano Partners in 1989, Mr. Stagliano was Executive Vice President and Planning Director at 73 Doyle Graf Mable, where he led strategic planning efforts for several “blue chip” accounts. Mr. Stagliano has served as a founding board member and former Chairman of the Accounting Planning Group/U.S., a founding board member and former Chairman of the AAAA Account Planning Committee, a board member of the Advertising Research Federation and a founding board member of The Philadelphia Chamber Orchestra.

Anthony J. Nocchiero has served as Chief Financial Officer and Vice President Finance of Merisant since July 2005. From 2002 to 2005, Mr. Nocchiero was self-employed as an advisor and private consultant. Mr. Nocchiero served as Vice President and Chief Financial Officer of BP Amoco Chemicals, a $10 billion global chemicals business, from 1999 to 2001. Prior to that, Mr. Nocchiero was Vice President and Controller of Amoco Corporation, a $36 billion integrated oil, gas and chemicals business.

Jonathan W. Cole has served as Vice President, General Counsel and Secretary of Merisant since April 2005. Prior to joining Merisant, Mr. Cole was counsel in the New York offices of Akin Gump Strauss Hauer & Feld LLP from October 1999 to April 2005. From September 1993 to October 1999, Mr. Cole was an associate in the New York offices of Thelen Reid & Priest LLP.

Dana M. Voris has served as Vice President Finance and Corporate Controller for Merisant since the beginning of 2002 and joined Merisant as a Finance Director shortly after its divestiture from Monsanto in 2000. Prior to joining Merisant, Ms. Voris served as the Chief Financial Officer of the Nutrition and Consumer Products Sector of Monsanto where she focused on multiple divestitures, including the divestiture of the Merisant business. Ms. Voris began her career at Monsanto in 1989 and progressed through a variety of positions of increasing responsibility including Director of Financial Planning and Analysis, supporting the chief executive officer of the Nutrition and Consumer Products sector, Operations Analysis Director, supporting the Sector Vice President of Manufacturing and Supply Chain Operations and Plant Controller and Administrative Services Manager of NutraSweet’s former University Park, Illinois manufacturing plant. Prior to joining Monsanto, Ms. Voris was an auditor at PricewaterhouseCoopers LLP.

Key Employees

The following table sets forth the names, ages and titles of other key employees of the Company as of March 31, 2006:

Name	Age	Position

Scott Bartlett	40	Vice President, Global Supply Chain
Patrick Dunne	43	Vice President, Financial Planning and Analysis
Richard E. Federer	51	Vice President, Tax
Hugues Pitre	41	Regional Vice President and Managing Director, EAME
Lynn Porteous	48	Regional Vice President and Managing Director, Americas

Scott Bartlett has held various positions in operations and global planning at Monsanto prior to its sale of Merisant, including Worldwide Operations Manager for Plastic Products and Operations Planning Manager for the Nylons Platform within the Solutia Division. Scott joined Merisant in 2002 as the Manteno Plant Manager and assumed the role of Manufacturing Director in 2004. Scott currently serves as Merisant’s Vice President, Global Supply Chain. Mr. Bartlett brings 19 years of international manufacturing and supply chain management experience to the management team.

Patrick Dunne has served as Vice President of Financial Planning & Analysis at Merisant since November 2004. Mr. Dunne joined Merisant in January of 2004 to assist in the management of Sarbanes-Oxley Section 404 implementation. From 2000 to 2003, Mr. Dunne served as Controller and Director of Financial Operations at eLoyalty Corporation, a NASDAQ-listed software integrator. From 1990 to 2000, Mr. Dunne held positions of increasing responsibility at Moore Corporation, a supplier of printed products and related services, culminating in his role as Director of Financial Shared Services.

Richard E. Federer has served as Vice President, Tax for Merisant since the July 2000 and joined Merisant shortly after its divestiture from Monsanto in 2000. Prior to joining Merisant, Mr. Federer served as the Director of Tax for Searle for 10 years, where he was responsible for the strategic tax planning and compliance.

Hugues Pitre joined Merisant in June 2002 as Marketing & Strategy Director, EAME before taking on the role of Marketing Lead for the EAME and Asia Pacific regions in 2004. Mr. Pitre assumed the role of Vice President  & General Manager for France & Benelux in March 2005 and became the Vice President and Managing Director of the EAME region in January 2006. Prior to joining Merisant, Mr. Pitre was the Associate Franchise Director in the Skincare Division of Johnson & Johnson Consumer Products in Paris, where he worked on the launch of the Evian skincare line of products in coordination with Groupe Danone. Prior to joining Johnson & Johnson, Mr. Pitre worked as a strategic consultant with Bain & Company in Paris in the Consumer Goods & Retail practice. Mr. Pitre started his career with Essilor International as a Marketing Director in Madrid, Spain and Lisbon, Portugal.

Lynn Porteous joined Merisant in August 2000 as Regional Marketing Director, Asia Pacific based in Sydney, Australia. Ms. Porteous gained increased accountability over the next two years as she progressed to General Manager, Australia & New Zealand. In 2002, she relocated to London to serve as General Manager, United Kingdom & Republic of Ireland. Ms. Porteous’ last position in Europe was Regional Vice President and Managing Director, EAME. Ms. Porteous recently relocated to Chicago and is currently Regional Vice President and Managing Director, Americas. Prior to joining Merisant, Ms. Porteous held various marketing positions at the Gillette Business Unit of The Procter & Gamble Company in both Australia and the United States.

Board of Directors

Merisant’s board of directors is comprised of five directors, including Paul R. Block, Robert E. Albus, Arnold W. Donald, Alec Machiels and Adam Stagliano. The Company currently has three vacancies on its board of directors. Two of the directors are current or former employees of the Company. Two of the remaining three directors have other relationships with Tabletop Holdings, LLC, the controlling shareholder of Merisant’s parent, Merisant Worldwide, Inc. See Item 13 – Certain Relationships and Related Transactions.

Audit Committee. The audit committee recommends the firm to be appointed as independent registered public accounting firm to audit financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent registered public accounting firm, reviews with management and the independent registered public accounting firm the year-end operating results, considers the adequacy of the internal accounting procedures and approves all audit and non-audit services to be provided by the independent registered public accounting firm. The audit committee presently consists of Messrs. Albus and Machiels. The audit committee operates under a written charter adopted by the board of directors.

Compensation Committee. The compensation committee, which presently consists of Messrs. Albus and Machiels, reviews and recommends the compensation arrangements for all executive officers and directors and administers and takes such other action as may be required in connection with certain compensation and incentive plans of Merisant. The compensation committee operates under a written charter adopted by the board of directors.

Indemnification of Directors and Officers

Merisant Worldwide has entered into separate indemnification agreements with each of Merisant’s directors and certain of Merisant’s executive officers. These indemnification agreements may require Merisant Worldwide, among other things, to indemnify these directors and executive officers for related expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by them in any action or proceeding arising out of their service as directors or executive officers of Merisant or any of Merisant’s subsidiaries. Merisant believes that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers. Merisant Worldwide also maintains directors’ and officers’ liability insurance. Management is not aware of any pending or threatened litigation or proceeding that might result in a claim for such indemnification.

Audit Committee Financial Expert

The Company currently has no designated “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Merisant is seeking persons who would qualify as “audit committee financial experts” as possible candidates to join its board of directors. The current members of Merisant’s audit committee do have significant experience both analyzing and working with financial statements of both public and private companies.

Code of Ethics

Merisant Worldwide has adopted a Code of Ethics that applies to each of its employees and each employee of its subsidiaries, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics covers all areas of professional conduct, including conflicts of interest, disclosure obligations, confidential information, as well as compliance with all laws, rules and regulations applicable to the Company’s business. The Company encourages all employees, officers and directors to promptly report any violations of the Code to the appropriate persons identified in the Code.

A copy of the Code of Ethics is posted on the Company’s website at www.merisant.com. In the event that an amendment to, or waiver from, a provision of the Code of Ethics that applies to the Company’s executive officers is necessary, the Company intends to post such information on its website.

Item 11.         Executive Compensation.

Executive Compensation

The following summary compensation table sets forth certain information concerning compensation awarded to, earned by, or paid to Paul R. Block, who has served as Merisant’s President and Chief Executive Officer since November 2004, and each of the other five most highly compensated executive officers, who the Company refers to as the named executive officers, for the years ended December 31, 2005, 2004 and 2003.

Summary Compensation Table

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)		Securities Underlying SARs (#)	All Other Compensation ($)(1)
Paul R. Block President and Chief Executive Officer	2005 2004 2003	$375,000 92,803 —		$350,000 350,000 —		$12,000 — —	— — —		$141,165 — —
Anthony J. Nocchiero (2) Chief Financial Officer and Vice President, Finance	2005 2004 2003	$126,042 — —		$82,500 — —		$1,330 — —	— — —	$	— — —
Jonathan W. Cole (3) Vice President, General Counsel and Secretary	2005 2004 2003	$177,083 — —		$31,685 — —	$	— — —	— — —		$55,977 — —
Dana M. Voris Vice President, Finance and Corporate Controller	2005 2004 2003	$185,658 178,063 165,920		$15,000 27,038 68,803	$	— — —	5,782 5,782 5,782		$8,708 8,673 6,084
Anne Linsdau-Hoeppner (4) Former Executive Vice President, Global Human Resources and Communications	2005 2004 2003	$212,197 82,031 —	$	— 45,000 —	$	— — —	— — —		$133,246 — —
Warren Grayson (5) Former Vice President, General Counsel and Secretary	2005 2004 2003	$91,667 202,513 —		— 14,116 —		— — —	— — —		$197,233 — —

(1)           Amounts shown in this column represent the Company’s contributions under its 401(k) Plan and Non-Qualified Retirement Plan as well as, for Mr. Block and Mr. Cole, amounts paid relating to temporary housing, personal travel and imputed income and gross-up for taxes of $132,165 and $55,977, respectively and, for Ms. Linsdau and Mr. Grayson compensation earned in accordance with their respective separation and general release agreements. Ms. Linsdau’s separation and general release agreement also provides for a payment of $17,692 that is conditional on her ability to obtain suitable employment and outplacement assistance, which are not included in the compensation table.

(2)           Mr. Nocchiero joined Merisant in July 2005.

(3)           Mr. Cole joined Merisant in April 2005.

(4)           Ms. Linsdau-Hoeppner joined Merisant in August 2004, and her employment with Merisant terminated as of December 1, 2005.

(5)           Mr. Grayson joined Merisant in January 2004, and his employment with Merisant terminated as of May 31, 2005.

Employee Benefits

Stock Appreciation Rights Plan. One current employee and one director of the Company, together with certain former members of management, participate in the Stock Appreciation Rights Plan of Merisant Worldwide (the “2000 SAR Plan”). Unless otherwise provided in an individual’s grant agreement relating to a stock appreciation right, or SAR, each SAR granted vests with respect to one-third of the shares subject to the SAR on each of the second, third and fourth anniversaries of the grant date. In general, vesting is conditioned upon continued employment of the SAR holder, although vesting is accelerated under certain circumstances (e.g., full vesting upon a termination of employment due to disability or death, and pro rata vesting upon a termination of a holder’s employment without cause). Each SAR will immediately vest upon a change in control of Merisant Worldwide or other distribution event. Vested SARs are not exercisable by the holders thereof and payments are only made with respect to the SARs upon the sale of all of the common stock of Merisant Worldwide or other distribution event. The Company is not able to determine the aggregate value of the SARs because the equity of Merisant Worldwide is privately held and there is no public market for the underlying securities. There were no SARs granted in the last fiscal year to any of the named executive officers, and only one of the named executive officers holds SAR’s under the 2000 SAR Plan.

Employees’ Savings and Retirement Plan. All employees of Merisant US, Inc., the Company’s wholly owned subsidiary, who are at least 21 years of age are eligible to participate in the Merisant US, Inc. Employees’ Savings and Retirement Plan (the
“401(k) Plan”), except employees covered by a collective bargaining agreement, leased employees, nonresident aliens who do not receive any earned income from the Company which constituted U.S. source income, and individuals who perform services under an agreement that classifies them as independent contractors. The 401(k) Plan is intended to be qualified under the Internal Revenue Code of 1986, as amended. The 401(k) Plan permits participants to make pre-tax contributions of up to 16% of compensation, subject to limits established by the Internal Revenue Service, and participants who are age 50 or older are permitted to make additional catch-up contributions.

The Company makes matching contributions for participants who have completed at least one year of service in an amount equal to 100% of the first 3% of a participant’s contribution and 50% of the next 2% of a participant’s contribution. The Company is also authorized to make discretionary profit sharing contributions under the 401(k) Plan for participants who have completed at least one year of service and have made profit sharing contributions as follows: 3% of employee compensation in 2000; 2% of employee compensation in 2001; 0% in 2002, 2003, 2004 and 2005.

Participants are always 100% fully vested in their own contributions and in the Company’s matching contributions. With respect to discretionary profit sharing contributions, if any, participants become 20% vested after one year of service and an additional 20% each year thereafter.

The 401(k) Plan may be terminated at any time.

Employees’ Non-Qualified Savings and Retirement Plan. The Merisant US, Inc. Employees’ Non-Qualified Savings and Retirement Plan (the “Non-Qualified Retirement Plan”) is a non-qualified and unfunded retirement plan designed to supplement the Company’s 401(k) Plan for a select group of management and highly compensated employees whose participation in the 401(k) Plan is limited by the Internal Revenue Code. For each plan year beginning on or after January 1, 2002, each participant may elect to defer up to 16% of compensation. For the plan year ending December 31, 2001, the deferral percentage could not exceed 64%. In addition, in its discretion, the Company may make a profit sharing contribution on behalf of each employee who completes at least 1,000 hours of service during a plan year and is employed on the last day of the plan year. Participants become 20% vested in discretionary profit sharing contributions, if any, after one year of service and an additional 20% each year thereafter. Contributions that are made under the Non-Qualified Retirement Plan are held in a grantor trust separate and apart from the Company’s general assets. Any assets held by the trust will be subject to the claims of the Company’s general creditors in the event of insolvency. The Non-Qualified Retirement Plan may be terminated at any time.

2006 Incentive Plans

On January 24, 2006, the Board of Directors of Merisant adopted the Merisant Company 2006 Annual Incentive Plan (the “Annual Incentive Plan”) and the Merisant Company 2006 Supplemental Incentive Plan (the “Supplemental Plan” and, together with the Annual Incentive Plan, the “Plans”).

The Compensation Committee administers the Plans. The Compensation Committee has the authority to select participants; determine the amount, the terms and conditions and the timing of each award; determine whether awards may be deferred by participants; interpret and administer the Plans; and make any other determination and take any other action that it deems necessary or desirable to administer the Plans.

2006 Annual Incentive Plan. All employees of the Company and its subsidiaries who are employed prior to October 31, 2006 will be eligible to participate in the Annual Incentive Plan. The Annual Incentive Plan is intended to provide incentives to all employees to advance the interests of the Company and to attract and retain employees.

Participants in the Annual Incentive Plan will be eligible to earn either an “Enterprise Incentive Bonus” or a “Sales Incentive Bonus” depending upon whether the employee performs a management or support function or a sales and marketing function.

Each participant who performs a management or support function will be eligible to earn an Enterprise Incentive Bonus equal to 50% of a target bonus if the Company achieves a threshold amount of Bank EBITDA and the participant also meets performance criteria established by management for such individual. Participants who are eligible to earn an Enterprise Incentive Bonus may earn more than 50% of their target bonus if the Company achieves Bank EBITDA above the threshold amount up to 150% of their target bonus if the Company achieves a maximum Bank EBITDA target. The Annual Incentive Plan incorporates by reference the definition of Bank EBITDA under the Senior Credit Agreement (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

Each participant who performs a sales and marketing function will be eligible to earn a Sales Incentive Bonus based on performance criteria established for such individual. Sales Incentive Bonuses will not be contingent on the Company meeting an EBITDA threshold.

If a participant’s employment is terminated for any reason prior to the payment of an incentive cash bonus, the incentive cash bonus will be forfeited unless otherwise agreed by the Compensation Committee.

2006 Supplemental Incentive Plan. Executive officers and other key employees of the Company and its subsidiaries are eligible to participate in the Supplemental Plan. The Supplemental Plan is intended to provide incentive and financial rewards to participants who, because of the extent of their responsibilities, can make significant contributions to the success of the Company by their ability, loyalty and exceptional services.

Participants in the Supplemental Plan will be eligible to receive cash incentive bonuses upon the achievement of certain strategic initiatives of the Company during the fiscal year ended December 31, 2006, as determined by the Compensation Committee. These strategic initiatives relate to the launch of new products, achieving cost reductions and global distribution efficiency. If a participant’s employment is terminated for any reason prior to the payment of an incentive cash bonus, the incentive cash bonus will be forfeited unless otherwise agreed by the Compensation Committee.

Director Compensation

Pursuant to an agreement, effective as of June 1, 2003, between Merisant and Mr. Donald, Mr. Donald received base compensation of $150,000 per year from June 1, 2003 to June 1, 2005, for serving as Chairman of the Board of Directors. In addition, the Company provided Mr. Donald with certain perquisites during the term of the agreement.

As of March 31, 2006, independent directors receive compensation for their services as directors of $20,000 annually and (i) $1,000 per meeting of the Board of Directors that they attend (ii) $1,000 per meeting of committees of the Board of Directors that they attend (or $1,500 for the duly-elected chairman of the committee), and (iii) an amount equal to 60% of the respective meeting fee for meetings they attend telephonically. Except as disclosed above, none of the Company’s directors received compensation for serving on the Board of Directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Merisant US, Inc. Severance Pay Plan. All active employees of Merisant US, Inc. that have been employed by Merisant US, Inc. at least twelve months and whose employment is involuntarily terminated for lack of work, rearrangement of work or reduction in workforce are eligible to receive severance pay and benefits pursuant to the Merisant US, Inc. Severance Pay Plan (the “Severance Plan”). Under the Severance Plan, an eligible employee who executes a waiver and release agreement is entitled to receive severance pay in an amount equal to one week of pay for each $10,000 of the employee’s annual eligible pay as of the termination date plus one week of pay for each year of service, subject to both a minimum and maximum amount. An eligible employee who does not execute a waiver and release agreement is entitled to receive severance pay in an amount equal to one week of pay for each year of service, subject to both a minimum and maximum amount. The Severance Plan also provides for the continuation of certain benefits for a limited period of time. The Severance Plan may be terminated at any time.

2005 Share Appreciation Plan. On September 19, 2005, the Board of Directors of Merisant Worldwide approved the Merisant Worldwide, Inc. 2005 Share Appreciation Plan (the “2005 Plan”) in the form recommended by the Compensation Committee of the Board of Directors.

The 2005 Plan is designed to provide incentives to senior management of Merisant Worldwide to increase the equity value of Merisant Worldwide. All employees of Merisant Worldwide and its subsidiaries are eligible to participate in the 2005 Plan. The Board of Directors of Merisant Worldwide or a committee designated by the Board of Directors of Merisant Worldwide will administer the 2005 Plan, including determining eligibility for participation, determining the size of awards to be granted, granting awards and taking other actions necessary or advisable for administration of the 2005 Plan.

In general, participants in the 2005 Plan may receive three types of awards, each of which corresponds to a percentage of the aggregate net proceeds distributed to the stockholders of Merisant Worldwide, participants in the SAR Plan and participants in the 2005 Plan upon a change in control (as defined under the 2005 Plan). Participants in the 2005 Plan will be entitled to receive awards of share units representing, in the aggregate, up to 8% of the first $100 million of such net proceeds (“First Level Share Units”), up to 10% of the next $100 million of such net proceeds (“Second Level Share Units”) and up to 12% of such net proceeds in excess of $200 million (“Third Level Share Units”). Thus, if the stockholders of Merisant Worldwide were to receive net cash proceeds of $250 million upon a change of control, and assuming that Merisant Worldwide had not issued additional equity capital, the 2005 Plan participants would be entitled to a total of $24 million, representing $8 million that would be distributed under the First Level Share Units, $10 million that would be distributed under the Second Level Share Units and $6 million that would be distributed under the Third Level Share Units. The net proceeds will be increased by any dividends or other distributions made to the holders of common stock of Merisant Worldwide prior to the change in control and reduced by an amount equal to 12% compounded annual return on any new equity investment in Merisant Worldwide. The share units underlying the 2005 Plan will be determined on a fully diluted basis, taking into account the outstanding number of shares of common stock of Merisant Worldwide and SARs underlying the 2000 SAR Plan. New issuances of common stock of Merisant Worldwide will dilute the share units underlying the 2005 Plan. Upon a distribution under the 2005 Plan, participants will receive payouts under the 2005 Plan in the same form as the consideration received by the stockholders of Merisant Worldwide.  At December 31, 2005, all share units under the 2005 Plan had been granted.

Awards under the 2005 Plan will not vest until the initial distribution date under the 2005 Plan. The Board of Directors of Merisant Worldwide may cancel or amend the terms of the 2005 Plan and cancel or amend the terms of any awards granted under the 2005 Plan in whole or in part at any time; provided, that no amendment, modification or termination of the 2005 Plan or any awards granted thereunder that adversely affects in any material way any award previously made under the 2005 Plan may be made without the written consent of the participant holding such award.

Agreements with Named Executive Officers

Paul R. Block. On November 14, 2005, Merisant Worldwide and the Company entered into an amended and restated employment agreement with Paul Block, the Chief Executive Officer of Merisant Worldwide and the Company. The employment agreement is effective as of September 27, 2005 and provides for a three-year term to be automatically extended for successive periods of one year unless 60 days’ prior notice is given by either party.

The initial annual base salary for Mr. Block pursuant to his employment agreement is $400,000, to be reviewed annually by the Compensation Committee of the Board of Directors of the Company. Mr. Block’s base salary may not be decreased except as part of an across the board reduction in base salary applicable to other senior officers of the Company and so long as any such reduction is not higher than the average percentage reduction applied to the other senior officers. In addition to his base salary, Mr. Block is eligible to receive an annual cash bonus in accordance with the terms of the Company’s Annual Incentive Plan or other annual bonus plan, as applicable, as determined by the Compensation Committee in its sole discretion with a target bonus opportunity as a percentage of base salary no less than 100%. Mr. Block is guaranteed a bonus for 2005 of at least $350,000 assuming that his employment is not terminated either for good reason or cause (each as defined in the employment agreement). Mr. Block will also participate in any executive compensation plans generally available to the Company’s senior officers. The Company will reimburse Mr. Block for reasonable commuting expenses from his home to Chicago and for temporary housing in the Chicago metropolitan area, and Mr. Block will be fully grossed-up by the Company for imputed income, if any, required to be recognized with respect to any amounts reimbursed after taking into account any tax deductions available to Mr. Block. His employment agreement also provides that Mr. Block will receive perquisites generally made available to the Company’s other senior officers.

The Company may terminate the employment agreement for cause without notice or for no cause upon 60 days’ prior written notice. Mr. Block may terminate the employment agreement for good reason without notice or without good reason upon 60 days’ prior written notice. If Mr. Block’s employment is terminated for any reason (by Mr. Block or by the Company), he or his beneficiary would be entitled to receive an amount equal to (i) any earned but unpaid base salary due for the remaining term of the employment agreement, (ii) any earned but unpaid annual cash bonus or other incentive award for the fiscal year prior to the fiscal year during which his employment terminates, (iii) any accrued but unpaid vacation pay, any reimbursable business expenses or unpaid perquisites through the remainder of the employment agreement, and (iv) vested benefits and any benefit continuation and/or conversion rights in accordance with the Company’s employee benefit plans. If his employment is terminated by the Company without cause or by Mr. Block for good reason, he will be entitled to severance compensation equal to 18 months’ base salary plus an amount equal to the annual cash bonus at target reduced, if applicable, by any payments to which he is then entitled under any other severance plan of the Company. These severance payments will be paid in accordance with the Company’s regular payroll practices unless a change of control occurs during the period in which he is receiving severance payments, in which case Mr. Block will receive a lump sum payment within 30 days after the change of control. In the event of such a termination, Mr. Block will also be entitled to certain continuing health benefits and senior executive level outplacement services. Mr. Block is entitled to receive payment in respect of excise taxes payable on “excess parachute payments” under Section 4999 of the Internal Revenue Code, as defined in Code Section 280G, under certain circumstances upon termination following a change of control. The employment contains an 18-month non-competition provision following a termination by the Company without cause or by Mr. Block for good reason and a 12-month non-competition provision following a termination for any other reason.

Anthony J. Nocchiero. In July 2005, the Company entered into an employment agreement with Anthony J. Nocchiero, Chief Financial Officer and Vice President, Finance of Merisant Worldwide and the Company. The employment agreement provides for a three-year term to be automatically extended for successive periods of one year unless 60 days’ prior notice is given by either party. The initial annual base salary for Mr. Nocchiero pursuant to his employment agreement is $275,000. In addition to his base salary, Mr. Nocchiero is eligible to receive an annual cash bonus in accordance with the terms of the Annual Incentive Plan or other annual bonus plan and to participate in the executive compensation plans generally available to the Company’s senior officers. Mr. Nocchiero was guaranteed to receive an annual bonus for 2005 of $82,500. The employment agreement also provides that Mr. Nocchiero will receive perquisites generally made available to the Company’s other senior officers. If his employment is terminated for any reason (by Mr. Nocchiero or by the Company), Mr. Nocchiero or his beneficiary would be entitled to receive an amount equal to (i) any earned but unpaid base salary due for the remaining term of the employment agreement, (ii) any earned but unpaid annual cash bonus or other incentive award for the fiscal year prior to the fiscal year during which the term of employment ends, (iii) any accrued but unpaid vacation pay, reimbursable business expenses or unpaid perquisites through the remainder of the term of the employment agreement, vested benefits and any benefit continuation or conversion rights in accordance with the Company’s employee benefit plans and (iv) his guaranteed annual bonus for 2005 if unpaid at that time and the effective termination date is a date after December 31, 2005. If his employment is terminated by the Company without cause, he will be entitled to severance compensation equal to 12 months’ base salary as well as a pro rata bonus under the Annual Incentive Plan or other annual bonus plan. Mr. Nocchiero is entitled to receive payment in respect of excise taxes payable on “excess parachutes payments” under Internal Revenue Code Section 4999, as defined in Code Section 280G, under certain circumstances upon termination following a change in control. The employment agreement contains a 12 month non-competition provision following termination.

Jonathan W. Cole. On January 24, 2006, the Company entered into an employment agreement with Jonathan W. Cole, Vice President, General Counsel and Secretary of Merisant Worldwide and the Company. The employment agreement provides for a three-year term to be automatically extended for successive periods of one year unless 60 days’ prior notice is given by either party.

The annual base salary for Mr. Cole pursuant to his employment agreement is $275,000, effective January 1, 2006, to be reviewed annually by the Compensation Committee. Mr. Cole’s base salary may not be decreased, except as part of an across the board reduction in base salary applicable to other senior officers of the Company and so long as any such reduction is consistent with the percentage reduction applied to the other senior officers. Mr. Cole will also participate in any executive compensation plans generally available to the Company’s senior officers. The Company will reimburse Mr. Cole for reasonable commuting expenses for himself and his wife between New York and Chicago and for temporary housing in the Chicago metropolitan area until Mr. Cole has purchased a residence in the Chicago metropolitan area. The Company will cover closing costs up to $5,000 and moving costs of up to $10,000. Mr. Cole will be fully grossed-up by the Company for imputed income, if any, required to be recognized with respect to any amounts reimbursed after taking into account any tax deductions available to Mr. Cole.

The Company may terminate the employment agreement for cause without notice or for no cause upon 60 days’ prior notice. Mr. Cole may terminate the employment for good reason without notice or without good reason upon 60 day’s prior notice. If Mr. Cole’s employment is terminated for any reason (by Mr. Cole or by the Company), he or his beneficiary would be entitled to receive an amount equal to (i) any earned but unpaid base salary due for the remaining term of the employment agreement, (ii) any earned but unpaid annual cash bonus or other incentive award for the fiscal year prior to the fiscal year during which his employment terminates, (iii) any accrued but unpaid vacation pay, any reimbursable business expenses or unpaid perquisites through the remainder of the employment agreement, and (iv) vested benefits and any benefit continuation and/or conversion rights in accordance with the Company’s employee benefit plans. If his employment is terminated by the Company without cause or by Mr. Cole for good reason, he will be entitled to severance compensation equal to 12 months’ base salary plus an amount equal to the annual cash bonus at target reduced, if applicable, by any payments to which he is then entitled under any other severance plan of the Company. These severance payments will be paid in accordance with the Company’s regular payroll practices unless a change of control occurs during the period in which he is receiving severance payments, in which case Mr. Cole will receive a lump sum payment within 30 days after the change of control. In the event of such a termination, Mr. Cole will also be entitled to certain continuing health benefits and senior executive level outplacement services. Mr. Cole is entitled to receive payment in respect of excise taxes payable on “excess parachute payments” under Section 4999 of the Internal Revenue Code, as defined in Code Section 280G, under certain circumstances upon termination following a change of control. The employment contains a 12-month non-competition provision following a termination for any reason.

Anne Linsdau-Hoeppner. On December 1, 2005, Merisant Worldwide, the Company and Merisant US, Inc. entered into a separation and general release agreement with Anne Linsdau-Hoeppner in connection with the elimination of Ms. Linsdau’s position and her termination as Executive Vice President, Global Human Resources and Communications. Pursuant to the terms of the separation and general release agreement, Ms. Linsdau will receive severance payments totaling $123,846 in 14 equal installments. In addition, Ms. Linsdau will receive $17,692 to be paid in two equal installments if, after seven months, Ms. Linsdau has not found suitable employment and she has exercised reasonable efforts to find other employment. Merisant will pay Ms. Linsdau any earned and unused vacation as of her date of separation in accordance with applicable company policies and practices, and she also will receive certain placement assistance.

Warren Grayson. In May 2005, the Company, Merisant US, Inc. and Merisant Worldwide entered into a separation of employment and release agreement with Mr. Grayson in connection with the termination of Mr. Grayson’s employment as Vice President, General Counsel and Secretary effective as of May 31, 2005. Pursuant to the terms of the agreement, Mr. Grayson will receive severance payments totaling $183,300, less all applicable federal and state withholdings, to be made in 20 equal installments in accordance with our normal payroll schedule, as well as certain placement assistance. Mr. Grayson will also receive $11,000 for accrued but unpaid vacation pay as of the date of Mr. Grayson’s separation in accordance with our applicable policies and practices.

Compensation Committee Interlocks and Insider Participation

The Company’s Board of Directors established a Compensation Committee to review all compensation matters that come before the Board of Directors. The individuals serving on the Compensation Committee are Robert Albus and Alec Machiels. None of the Company’s executive officers serve on the compensation committee or board of directors of any other company of which any of the members of the Compensation Committee or the Board of Directors is an executive officer. Mr. Machiels is an employee of Pegasus Capital Advisors, L.P., which entity manages Pegasus Partners II, L.P. which, in turn, controls the principal stockholder of Merisant Worldwide, Tabletop Holdings, LLC.

Employees of Pegasus Advisors have in the past and currently serve as members of the Board of Directors of Merisant, and the senior management of Merisant regularly consults with Pegasus Advisors on strategic and other business issues. On September 19, 2005, Merisant and Pegasus Advisors formalized this advisory function by entering into an Advisory Agreement. Pegasus Advisors will provide such financial, strategic and other advisory services to the senior management of Merisant and its subsidiaries as such managers may reasonably request, and Merisant will reimburse Pegasus Advisors and its affiliates for all reasonable costs and expenses incurred in connection with the performance of such services, subject to any contractual limitation on such payments between Merisant and its lenders. Merisant will not pay any fees to Pegasus Advisors under the agreement. Merisant will indemnify and hold Pegasus Advisors and related parties against losses and direct damages arising out of the Advisory Agreement.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Merisant Worldwide is the sole holder of all 100 issued and outstanding shares of Merisant’s common stock.

The following table sets forth certain information regarding beneficial ownership of Merisant Worldwide’s common stock as of March 31, 2006 by: (1) each named executive officer and each director of the Company individually; (2) all current executive officers and directors of the Company as a group; and (3) certain principal stockholders. Unless otherwise indicated below, the business address for each of the beneficial owners is c/o Merisant US, Inc., 10 South Riverside Plaza, Suite 850, Chicago, Illinois 60606.

Name and Address	Shares	Percentage

Tabletop Holdings, LLC (1) 99 River Road Cos Cob, Connecticut 06807	8,062,105	88.7%
Arnold W. Donald (2)	321,969	3.5%
Robert E. Albus	—	—
Adam Stagliano	—	—
Alec Machiels (1)	—	—
Paul R. Block	—	—
Anthony J. Nocchiero	—	—
Jonathan W. Cole	—	—
Dana M. Voris	5,130	0.1%
Anne Linsdau-Hoeppner	—	—
Warren Grayson	—	—
All current executive officers and directors as a group (8 people) (1)	327,099	3.6%

(1)           Tabletop Holdings, LLC is a Delaware limited liability company controlled by Pegasus Partners II, L.P. The manager of Pegasus Partners II, L.P. is Pegasus Capital Advisors, L.P. Pegasus Partners II, L.P. and Pegasus Capital Advisors, L.P. are ultimately controlled by Craig M. Cogut. Mr. Machiels is an employee of Pegasus Capital Advisors, L.P. Mr. Machiels may be deemed to beneficially own the common stock held by Tabletop Holdings, LLC. Mr. Machiels disclaims beneficial ownership of these shares.

(2)           The business address of Mr. Donald is One North Brentwood Boulevard, Suite 510, Clayton, Missouri 63105.

Item 13.         Certain Relationships and Related Transactions.

Investor Agreements and Arrangements

In connection with their investment in Merisant Worldwide, which owns all of Merisant’s issued and outstanding capital stock, the shareholders of Merisant Worldwide entered into a shareholders agreement with Tabletop Holdings, LLC and each other holder of common stock of Merisant Worldwide. Pursuant to the shareholders agreement, the parties entered into agreements among themselves relating to the composition of the Merisant Worldwide and Merisant boards of directors and the transfer or public offering of Merisant Worldwide’s equity securities and Merisant Worldwide granted Tabletop Holdings, LLC and certain other shareholders certain preemptive rights. Merisant Worldwide also entered into a registration rights agreement with Tabletop Holdings, LLC and certain other shareholders. Pursuant to the registration rights agreement, Merisant Worldwide granted Tabletop Holdings, LLC and certain other shareholders certain rights to require it to register any shares of common stock held by Tabletop Holdings, LLC or such shareholders under the Securities Act of 1933, as amended, or include, upon request, any such shares in any registration of its common stock affected by Merisant Worldwide.

The principal stockholder of Merisant Worldwide, Tabletop Holdings, LLC, is controlled by Pegasus Partners II, L.P., which is, in turn, managed by Pegasus Capital Advisors, L. P., or Pegasus Advisors. Employees of Pegasus Advisors have in the past and currently serve as members of the board of directors of Merisant, and the senior management of Merisant regularly consults with Pegasus Advisors on strategic and other business issues. On September 19, 2005, Merisant and Pegasus Advisors formalized this advisory function by entering into an Advisory Agreement. Pegasus Advisors will provide such financial, strategic and other advisory services to the senior management of Merisant and its subsidiaries as such managers may reasonably request, and Merisant will reimburse Pegasus Advisors and its affiliates for all reasonable costs and expenses incurred in connection with the performance of such services, subject to any contractual limitation on such payments between Merisant and its lenders. Merisant will not pay any fees to Pegasus Advisors under the agreement. Merisant will indemnify and hold Pegasus Advisors and related parties against losses and direct damages arising out of the Advisory Agreement.

Arrangements with Directors

In connection with the acquisition of the tabletop sweetener business from Monsanto, Merisant assumed liability for certain deferred compensation payable to Arnold Donald, a member of Merisant’s Board of Directors, which required the Company to make annual payments to Mr. Donald of $535,000 through 2005 and requires payments of $1,000,000 through 2010 on or before the date on which Merisant pays its annual bonus for the preceding year to executive officers. In addition, in June 2003, Merisant entered into a contract completion agreement with Mr. Donald in connection with the termination of Mr. Donald’s employment as the Company’s Chief Executive Officer. Pursuant to the terms of the contract completion agreement, Mr. Donald received $62,500 each month for the first 24 months beginning on or after June 1, 2003 and will receive $1,500,000 payable on June 1, 2006 or upon a change in control of Merisant Worldwide, whichever is earlier. See “—Director Compensation” for additional information regarding compensation paid to Mr. Donald as Chairman of the Board of Directors.

Merisant entered into a sublease agreement with The Digital Home/Digital Office, LLC (“Digital Home”) pursuant to which Merisant subleases its office space located at One North Brentwood Boulevard, Clayton, Missouri 63105 to Digital Home for a term to expire on March 31, 2006 at a rate of $8,765 per month. At the end of the term of the sublease agreement, Digital Home will acquire the office furniture and equipment at no cost. Merisant currently leases this space for a base rent of $14,941 per month. The acquisition value of the furniture and equipment was $225,085 and the net book value of the assets is zero, subsequent to an impairment charge of $142,682. Digital Home is controlled by Mr. Donald.

Merisant is party to an agreement with Brand Architecture International (“Brand Architecture”) pursuant to which Brand Architecture has agreed to provide consulting services relating to the development of brand architecture for Merisant’s brands. As compensation, Merisant paid approximately $1,175,000 to Brand Architecture in the year ended December 31, 2005, including the reimbursement to Brand Architecture for expenses relating to its work. Adam Stagliano, a member of Merisant’s Board of Directors, is a founding director and the President and Chief Strategic Officer of Brand Architecture.

Item 14. Principal Accounting Fees and Services.

Audit and Other Fees

Set forth below are the aggregate fees billed to the Company for professional services by BDO Seidman, LLP, the Company’s independent registered public accounting firm for the fiscal year 2005.

Audit Fees

Fees for audit services totaled approximately $715,060 in 2005, including fees associated with the annual audit, the review of the Company’s quarterly financial statements and the Company’s debt refinancing transactions. A small portion of these fees were billed to the Company’s parent, Merisant Worldwide.

Audit-Related Fees

Fees for audit-related services totaled $13,287 in 2005 in conjunction with the merger of the Company’s two legal entities in Switzerland.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totaled $6,358 in 2005 and were related to the filing of value added tax declarations in Mexico.

All Other Fees

Fees for other services totaled $0 in 2005.

Audit Committee’s Pre-Approval Policies and Procedures

The Company’s Audit Committee Charter requires the Audit Committee to pre-approve the rendering by the independent auditor of audit or permissible non-audit services. The Audit Committee is authorized to take action only by the affirmative vote of a majority of the Audit Committee members present at any meeting at which a quorum is present, or by the unanimous consent of all of the Audit Committee members.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)      Financial Statements:  See the financial statements listed under the caption “Index to Consolidated Financial Statements” in Item 8 of this Report.

(3)      Exhibits:

3.1           Certificate of Incorporation of Table Top Acquisition Corp. (n/k/a Merisant Company) (incorporated by reference to Exhibit 3.1 of Merisant Company’s Form S-4 (No. 333-114105) filed on March 31, 2004).

3.2           Certificate of Correction Filed to Correct a Certain Error in the Certificate of Incorporation of Table Top Acquisition Corp. (n/k/a Merisant Company) filed in the Office of the Secretary of State of the State of Delaware on December 16, 1999 (incorporated by reference to Exhibit 3.2 of Merisant Company’s Form S-4 (No. 333-114105) filed on March 31, 2004).

3.3           Certificate of Amendment to Certificate of Incorporation of Tabletop Acquisition Corp. (n/k/a Merisant Company) (incorporated by reference to Exhibit 3.3 of Merisant Company’s Form S-4 (No. 333-114105) filed on March 31, 2004).

3.4           Merisant Company Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of Merisant Company’s Form S-4 (No. 333-114105) filed on March 31, 2004).

3.5           Bylaws of Tabletop Acquisition Corp. (n/k/a Merisant Company) (incorporated by reference to Exhibit 3.5 of Merisant Company’s Form S-4 (No. 333-114105) filed on March 31, 2004).

4.1           Indenture dated July 11, 2003 among Merisant Company, the guarantors named therein and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.1 of Merisant Company’s Form S-4 (No. 333-114105) filed on March 31, 2004).

4.2           First Supplemental Indenture, dated as of March 29, 2006, among Merisant Company, Merisant US, Inc., Merisant Foreign Holdings I, Inc., Whole Earth Sweetener Company LLC and Wells Fargo Bank, N.A.

4.3           Form of Merisant Company 9 1/2% Senior Subordinated Note due 2013 (included in Exhibit 4.1).

10.1         Credit Agreement dated July 11, 2003 by and among Merisant Company, the lenders referred to therein, and Credit Suisse First Boston, as administrative agent (incorporated by reference to Exhibit 10.1 of Merisant Company’s Form S-4 (No. 333-114105) filed on March 31, 2004).

10.2         First Amendment to Credit Agreement, dated as of July 2, 2004, among Merisant Company, Merisant Worldwide, Inc., the lenders named therein and Credit Suisse First Boston (incorporated by reference to Exhibit 10.18 of Amendment No. 1 of Merisant Company’s Form S-4 (No. 333-114105) filed on December 8, 2004).

10.3         Second Amendment to Credit Agreement, dated as of October 20, 2004, among Merisant Company, Merisant Worldwide, Inc., the lenders named therein and Credit Suisse First Boston (incorporated by reference to Exhibit 10.19 of Amendment No. 1 of Merisant Company’s Form S-4 (No. 333-114105) filed on December 8, 2004).

10.4         Third Amendment to Credit Agreement, dated as of March 11, 2005, among Merisant Company, Merisant Worldwide, Inc., the lenders named therein and Credit Suisse First Boston (incorporated by reference to Exhibit 10.24 of Amendment No. 2 of Merisant Company’s Form S-4 (No. 333-114105) filed on April 25, 2005).

10.5         Fourth Amendment to the Credit Agreement, dated as of March 29, 2006, among Merisant Company, Merisant Worldwide, Inc., the lenders named therein and Credit Suisse, as administrative agent.

10.6         Security Agreement dated as of July 11, 2003 by and among Merisant Company, the grantors referred to therein, and Credit Suisse First Boston, as administrative agent (incorporated by reference to Exhibit 10.2 of Merisant Company’s Form S-4 (No. 333-114105) filed on March 31, 2004).

10.7         Revolver Note dated as of March 30, 2006 from Merisant Company to Merisant Company 2, Sàrl.

10.8         Amended and Restated Manufacturing Agreement dated as of November 29, 2000 between Kruger GmbH & Co. and Merisant Company (incorporated by reference to Exhibit 10.6 of Merisant Company’s Form S-4 (No. 333-114105) filed on March 31, 2004).

10.9         Amended and Restated Retail Distribution Agreement dated as of May 17, 2001 between Merisant US, Inc. and Heinz U.S.A., a division of H. J. Heinz Company (incorporated by reference to Exhibit 10.7 of Merisant Company’s Form S-4 (No. 333-114105) filed on March 31, 2004).

10.10       Distribution Agreement dated February 14, 2006, by and between Merisant US, Inc. and ACH Food Companies, Inc. (incorporated by reference to Exhibit 10.1 of Merisant Company’s Form 8-K filed on February 17, 2006).

10.11       Contract Completion Agreement dated as of June 1, 2003 between Merisant Company and Arnold W. Donald (incorporated by reference to Exhibit 10.8 of Merisant Company’s Form S-4 (No. 333-114105) filed on March 31, 2004).

10.12       Note dated as of March 17, 2000 from Arnold W. Donald (incorporated by reference to Exhibit 10.10 of Merisant Company’s Form S-4 (No. 333-114105) filed on March 31, 2004).

10.13       Amended and Restated Employment Agreement dated November 14, 2005 among Merisant Worldwide, Inc., Merisant Company and Paul R. Block (incorporated by reference to Exhibit 10.1 of Merisant Company’s Form 8-K filed on November 16, 2005).

10.14       Employment Agreement dated as of July 18, 2005 between Anthony J. Nocchiero and Merisant Company (incorporated by reference to Exhibit 10.30 of Merisant Company’s Amendment No. 4 to Form S-4 (No. 333-114105) filed on July 22, 2005).

10.15       Employment Agreement dated January 24, 2006 between Jonathan W. Cole and Merisant Company (incorporated by reference to Exhibit 10.2 of Merisant Company’s Form 8-K filed on January 30, 2006).

10.16       Separation of Employment and Release Agreement, dated December 1, 2005, by and among Anne Linsdau-Hoeppner, Merisant Worldwide, Inc. and Merisant Company (incorporated by reference to Exhibit 10.1 of Merisant Company’s Form 8-K filed on December 6, 2005).

10.17       Separation Agreement and General Release, dated May 4, 2005, by and among Warren Grayson, Merisant Worldwide, Inc.,  Merisant US, Inc. and Merisant Company (incorporated by reference to Exhibit 10.28 of Merisant Company’s Amendment No. 3 to Form S-4 (No. 333-114105) filed on June 24, 2005).

10.18       Tabletop Holdings, Inc. Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.17 of Merisant Company’s Form S-4 (No. 333-114105) filed on March 31, 2004).

10.19       Merisant Worldwide, Inc. 2005 Share Appreciation Plan (incorporated by reference to Exhibit 10.1 of Merisant Company’s Form 8-K filed on September 23, 2005).

10.20       Merisant Company 2006 Supplemental Incentive Plan (incorporated by reference to Exhibit 10.1 of Merisant Company’s Form 8-K filed on January 30, 2006).

10.21       Form of Indemnification Agreement between Merisant Worldwide, Inc. and each of its directors and certain executive officers (incorporated by reference to Exhibit 10.18 of Merisant Worldwide, Inc.’s Amendment No. 2 to Form S-1 (No. 333-115021-02) filed on August 10, 2004).

10.22       Advisory Agreement, dated as of September 19, 2005, between Merisant Company and Pegasus Capital Advisors, L.P. (incorporated by reference to Exhibit 10.2 of Merisant Company’s Form 8-K filed on September 23, 2005).

21.1         Subsidiaries.

31.1         Certificate of Paul R. Block pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

31.2         Certificate of Anthony J. Nocchiero pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

32.1         Certificate of Paul R. Block pursuant to 18 U.S.C. Section 1350.

32.2         Certificate of Anthony J. Nocchiero pursuant to 18 U.S.C. Section 1350

(b)           Exhibits:  See Item 15 (a)(3) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISANT COMPANY

	By:	/s/ Anthony J. Nocchiero
Name: Anthony J. Nocchiero
Title: Chief Financial Officer
(on behalf of the Company and in capacity of principal financial officer)
Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul R. Block
Name: Paul R. Block	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

/s/ Anthony J. Nocchiero
Name: Anthony J. Nocchiero	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2006

/s/ Robert E. Albus
Name: Robert E. Albus	Director	March 30, 2006

/s/ Arnold Donald
Name: Arnold Donald	Director	March 30, 2006

/s/ Alec Machiels
Name: Alec Machiels	Director	March 30, 2006

/s/ Adam Stagliano
Name: Adam Stagliano	Director	March 30, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.