Form 10-Q
period 2006-06-30
MERISANT CO
filed 2006-08-11
CIK 1270597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 11, 2006, the registrant had 100 shares of common stock, par value $0.01 per share, outstanding, all of which were owned by Merisant Worldwide, Inc.

MERISANT COMPANY

INDEX TO REPORT

FOR THE QUARTER ENDED JUNE 30,2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements of Merisant Company

MERISANT COMPANY
Unaudited Consolidated Balance Sheets
(Dollars In Thousands, Except Per Share Amounts)

	At December 31,	At June 30,
	2005	2006
ASSETS
Cash and cash equivalents	$18,064	$19,505
Trade accounts receivable, net of allowances of $3,616 and $188, respectively	66,323	61,747
Other receivables	10,793	5,885
Inventories	29,201	22,181
Prepaid expenses and other assets	2,753	2,311
Current portion of note receivable from director	970	970
Deferred income taxes	474	692
Total current assets	128,578	113,291
Property and equipment, net	29,681	26,238
Trademarks, less accumulated amortization of $128,587 and $139,692, respectively	213,432	202,327
Goodwill	107,209	107,209
Deferred financing costs, less accumulated amortization of $5,995 and $5,844, respectively	13,705	15,195
Non-current portion of note receivable from director	3,430	2,540
Investment in equity affiliate	362	382
Other non-current assets	1,309	1,195
Total assets	$497,706	$468,377

LIABILITIES AND STOCKHOLDER’S DEFICIT
Accounts payable	$16,237	$16,105
Income taxes payable	1,933	610
Accrued interest expense	12,855	12,170
Accrued trade and consumer promotions	18,648	15,349
Accrued expenses and other liabilities	18,692	15,667
Current maturities of long-term obligations	25,750	7,810
Total current liabilities	94,115	67,711
Long-term obligations	415,428	432,645
Deferred income tax liabilities	14,317	17,084
Other liabilities	14,257	12,761
Total liabilities	538,117	530,201
Commitments and contingencies (Note 7)
Stockholder’s Deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Due for purchase of shares in Merisant Worldwide, Inc.	(767)	(767)
Retained deficit	(32,613)	(54,886)
Accumulated other comprehensive loss	(7,031)	(6,171)
Total stockholder’s deficit	(40,411)	(61,824)
Total liabilities and stockholder’s deficit	$497,706	$468,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT COMPANY
Unaudited Consolidated Statements of Operations and
Comprehensive Income (Loss)
(Dollars In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net sales	$79,159	$78,629	$155,064	$148,296
Cost of sales	33,322	32,604	64,737	61,619

Gross profit	45,837	46,025	90,327	86,677

Operating expenses:
Marketing and selling expenses	19,655	22,201	40,874	39,109
Administration expenses	10,552	10,782	21,981	22,481
Amortization of intangible assets	5,552	5,554	11,108	11,108
Transaction fees	(107)	3,300	(107)	3,300
Restructuring expenses	564	1,305	1,912	3,596

Total operating expenses	36,216	43,142	75,768	79,594

Income from operations	9,621	2,883	14,559	7,083

Other expense (income):
Interest income	(329)	(216)	(470)	(364)
Interest expense	11,773	13,829	23,022	24,741
Other expense (income), net	(4,570)	1,329	(8,893)	1,538

Total other expense	6,874	14,942	13,659	25,915

Income (loss) before income taxes	2,747	(12,059)	900	(18,832)
Provision for income taxes	1,727	2,688	3,930	2,941

Net income (loss)	$1,020	$(14,747)	$(3,030)	$(21,773)

Net income (loss) from above	$1,020	$(14,747)	$(3,030)	$(21,773)
Other comprehensive income (loss)	(291)	662	(3,172)	860

Total comprehensive income (loss)	$729	$(14,085)	$(6,202)	$(20,913)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT COMPANY
Unaudited Consolidated Statement of Stockholder’s Deficit
(Dollars In Thousands)

	Common Stock	Due for Purchase of Shares in Merisant Worldwide, Inc.	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2005	$—	$(767)	$(32,613)	$(7,031)	$(40,411)
Foreign currency translation adjustment	—	—	—	860	860
Distribution to Merisant Worldwide, Inc.	—	—	(500)	—	(500)
Net loss	—	—	(21,773)	—	(21,773)
Balance at June 30, 2006	$—	$(767)	$(54,886)	$(6,171)	$(61,824)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT COMPANY
Unaudited Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Six Months Ended June 30,
	2005	2006
Operating Activities
Net loss	$(3,030)	$(21,773)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,248	4,315
Loss on sale or disposal of fixed assets	30	85
Amortization of intangible assets	11,108	11,108
Amortization of deferred financing costs	1,247	1,461
Write off of deferred financing costs	—	2,478
Euro-denominated loan foreign exchange (gain) loss	(4,800)	1,928
Unrealized gain on derivative instruments	(3,983)	—
Realized gain on derivative instruments	—	(694)
Equity in income of affiliate	(67)	(21)
Deferred income tax provision	867	2,569
Changes in operating assets and liabilities:
Trade accounts receivable	11,887	5,433
Other receivables	3,891	5,761
Inventories	(11,597)	7,500
Prepaid expenses and other assets	948	555
Accounts payable	(7,460)	(181)
Accrued expenses and other	(5,329)	(9,533)
Net cash provided by (used in) operating activities	(1,040)	10,991
Investing Activities
Proceeds from sale of property and equipment	65	26
Purchases of property and equipment	(1,349)	(1,330)
Net cash used in investing activities	(1,284)	(1,304)
Financing Activities
Net borrowings (payments) under revolving credit facility	10,000	(16,000)
Borrowings under long-term obligations	—	85,095
Principal payments on long-term obligations, excluding revolving credit facility	(4,992)	(71,480)
Payment of deferred financing costs	(1,133)	(5,429)
Distributions to stockholder	(642)	(500)
Net cash provided by (used in) financing activities	3,233	(8,314)
Effect of exchange rate on cash and cash equivalents	(335)	68
Net increase in cash and cash equivalents	574	1,441

Cash and cash equivalents at beginning of period	9,096	18,064
Cash and cash equivalents at end of period	$9,670	$19,505

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT COMPANY
Notes to Unaudited Consolidated Financial Statements
(Dollars In Thousands)

1.              Principles of Consolidation

The consolidated financial statements and notes do not contain certain information included in the annual consolidated financial statements and notes of Merisant Company and subsidiaries.  Unless otherwise indicated or unless the context otherwise requires, all references to the “Company” mean Merisant Company and its consolidated subsidiaries.  The consolidated balance sheet at December 31, 2005 was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The remaining consolidated financial statements are unaudited. In the opinion of management, all normal, recurring adjustments necessary for a fair presentation of such unaudited financial statements have been included therein. For interim reporting purposes, certain marketing and advertising expenses are charged to results of operations as a percentage of sales. Interim results may not be indicative of results for a full year. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s annual consolidated financial statements.

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

The Company adopted FASB No. 123(R), “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95” on January 1, 2006, which requires a fair value approach to expensing the cost of stock-based payments to employees. Adoption of this pronouncement had no impact on the Company’s consolidated financial statements.

2.                        Segment Information

The Company manufactures and markets primarily low-calorie tabletop sweeteners globally. Therefore, the Company’s  reportable segments are organized and managed principally by geographic region:  North America; Europe/Africa/Middle East, referred to as EAME; Latin America; and Asia/Pacific. The Company’s management reviews Operating EBITDA to evaluate segment performance and allocate resources. Operating EBITDA consists of segment earnings before interest expense, income tax expense, depreciation and amortization as well as items such as expenses related to start up costs, restructuring charges, certain significant charges related to new product development and launch costs, costs related to the transition to a new exclusive distributor in the United States and certain other non-cash or excludable charges or losses. Other expense (income), net, as reported in the unaudited consolidated financial statements, is included in Operating EBITDA of the respective reportable segments, except for the portion of other expense (income), net that relates to the foreign currency transaction gains or losses associated with the Company’s euro-denominated debt (see Note 5) and unrealized gains or losses on derivative instruments. Corporate expenses include corporate staff and related amounts. Corporate expenses, interest and other expenses and the provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment performance reviewed by management. The Company launched a new product line in North America in the first quarter of 2006 which management will be evaluating and managing separately from its other North American operations. As such, this item will also be excluded from the measure of segment performance reviewed by management. The Company’s assets, which are principally in the United States and Europe, are also managed geographically. A summary of the Company’s results of operations by reportable segment for the three and six months ended June 30, 2005 and 2006 is as follows:

For the Three Months Ended June 30, 2005

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$29,329	$37,473	$7,185	$5,172	$79,159

Operating EBITDA	$9,210	$12,461	$1,546	$1,896	$25,113
Less (plus):
Corporate expenses					6,151
Restructuring expense					564
Depreciation expense					2,692
Loss on sale or disposal of fixed assets					14
Amortization expense					5,552
Currency gain on euro debt					(2,362)
Unrealized gain on derivative instruments					(1,546)
Transaction fees					(107)
Other non-cash income					(36)
Other income, net					4,570
Income from operations					9,621
Interest expense, net					11,444
Other income, net					(4,570)
Income before income taxes					$2,747

For the Three Months Ended June 30, 2006

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$33,025	$31,945	$8,291	$5,360	$78,621
Plus: Net sales related to new product launch					8
Total consolidated net sales					$78,629

Operating EBITDA	$12,263	$6,354	$2,502	$1,836	$22,955
Less (plus):
Corporate expenses					6,691
Restructuring expense					1,305
Depreciation expense					2,136
Loss on sale or disposal of fixed assets					35
Amortization expense					5,554
Currency loss on euro debt					1,345
Loss related to new product launch					947
Transition costs for new exclusive distributor in the United States					81
Transaction fees					3,300
Other non-cash expense					7
Other expense, net					(1,329)
Income from operations					2,883
Interest expense, net					13,613
Other expense, net					1,329
Loss before income taxes					$(12,059)

For the Six Months Ended June 30, 2005

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$57,538	$71,811	$15,631	$10,084	$155,064

Operating EBITDA	$18,795	$19,580	$3,949	$3,003	$45,327
Less (plus):
Corporate expenses					12,332
Restructuring expense					1,912
Depreciation and impairment expense					5,248
Loss on sale or disposal of fixed assets					30
Amortization expense					11,108
Currency gain on euro debt					(4,800)
Unrealized gain on derivative instruments					(3,983)
Provision for doubtful accounts excluded from Operating EBITDA					141
Transaction fees					(107)
Other non-cash income					(6)
Other income, net					8,893
Income from operations					14,559
Interest expense, net					22,552
Other income, net					(8,893)
Income before income taxes					$900

For the Six Months Ended June 30, 2006

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$62,917	$60,742	$14,706	$9,905	$148,270
Plus: Net sales related to new product launch					26
Total consolidated net sales					$148,296

Operating EBITDA	$22,848	$15,719	$3,626	$3,362	$45,555
Less (plus):
Corporate expenses					14,082
Restructuring expense					3,596
Depreciation expense					4,314
Loss on sale or disposal of fixed assets					61
Amortization expense					11,108
Currency loss on euro debt					1,928
Realized gain on derivative instruments					(694)
Loss on liquidation or sale of subsidiary					144
Loss related to new product launch					1,487
Transition costs for new exclusive distributor in the United States					673
Transaction fees					3,300
Other non-cash expense					11
Other expense, net					(1,538)
Income from operations					7,083
Interest expense, net					24,377
Other expense, net					1,538
Loss before income taxes					$(18,832)

3.                        Restructuring Expenses

During the six months ended June 30, 2006, the Company continued to evaluate opportunities to increase efficiency and reduce costs. This review resulted in the continuation of workforce reductions and planned changes in the Company’s global business model. These actions are designed to improve both financial results and the long-term value of the business. Restructuring expenses for workforce reductions of  $564 and $1,305 were recorded for the three months ended June 30, 2005 and June 30, 2006, respectively, and $1,912 and $3,596 were recorded for the six months ended June 30, 2005 and 2006, respectively. The 2006 charges principally related to planned termination costs for employees, including charges related to 63 additional personnel that were notified of their termination during the six months ended June 30, 2006 and to continuing provisions for previously notified employees being recorded over their stay periods. Severance payments and benefits are scheduled to be made over the next five months.

Reconciliation of the restructuring liability at June 30, 2006 is as follows:

Restructuring liability at December 31, 2005	$2,677
Restructuring expenses for the six months ended June 30, 2006	3,596
Cash payments for the six months ended June 30, 2006	(5,492)
Restructuring liability at June 30, 2006	$781

The restructuring liability at December 31, 2005 and June 30, 2006 is included in the line item “Accrued expenses and other liabilities” in the accompanying consolidated balance sheets.

The following table represents restructuring expenses included in each segment and corporate expenses for the three and six months ended June 30, 2005 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
North America	$139	$38	$139	$103
EAME	9	634	1,065	1,867
Latin America	256	451	333	1,039
Asia/Pacific	39	53	39	505
Corporate	121	129	336	82
Total	$564	$1,305	$1,912	$3,596

4.              Inventories

Inventories consisted of the following at December 31, 2005 and June 30, 2006:

	December 31, 2005	June 30, 2006
Raw materials and supplies	$15,594	$11,641
Work in process	1,822	1,105
Finished goods	16,221	11,445
Inventory obsolescence reserves	(4,436)	(2,010)
Total	$29,201	$22,181

In the three months ended June 30, 2006, the Company shipped certain fully reserved finished goods, with an original cost of $1,390, to Icon International, Inc. (“Icon”) in exchange for trade credits totaling $1,390. The trade credits could be used in the future to reduce the Company’s cost of goods or services made available through reasonable efforts by Icon.  Goods or services available from Icon are not currently likely to be required by the Company in sufficient volume to use most, if any, of the credits, and as such they have been fully reserved and no revenues were recorded for this transaction.

5.              Debt

The Company and its parent, Merisant Worldwide, Inc. (“Merisant Worldwide”), are highly leveraged. At June 30, 2006, Merisant Worldwide and its subsidiaries, including the Company, had $543,746 of long-term debt outstanding, consisting of $103,417 aggregate principal amount of Merisant Worldwide’s 12 ¼% senior subordinated discount notes due 2014, $225,000 aggregate principal amount of the Company’s 9 ½% senior subordinated notes due 2013 (the “Notes”), $130,329 aggregate principal amount outstanding under the Company’s senior credit agreement (the “Senior Credit Agreement”) and $85,000 aggregate principal amount outstanding under the Company’s second lien credit agreement (the “Second Lien Credit Agreement”), excluding capital lease obligations of $127 and unused commitments on the revolving portion of the Senior Credit Agreement.

At June 30, 2006, borrowings under the Senior Credit Agreement included $22,438 (“Term A”) aggregate principal amount of term loans bearing annual interest of 6.07% and $107,891 (“Term B”) aggregate principal amount of term loans bearing annual interest of 8.38%. The Term A loans are euro-denominated and are translated into U.S. dollars at the spot rate as of June 30, 2006. At June 30, 2006, all of the Company’s maximum $35,000 borrowing capacity was available under the revolving loan facility under the Senior Credit Agreement.

At June 30, 2006, borrowings under the Second Lien Credit Agreement included $85,000 aggregate principal amount of  term loans bearing annual interest of 13.98%.

The Company paid interest on borrowings under the Senior Credit Agreement and on the Notes totaling $20,337 and $21,369 for the six months ended June 30, 2005 and 2006, respectively.  No interest was paid on borrowings under the Second Lien Credit Agreement during these periods.

On March 29, 2006, the lenders holding a majority of the aggregate principal amount of outstanding loans and revolver commitments under the Senior Credit Agreement agreed to amend the terms of the Senior Credit Agreement (the “Fourth Amendment”) and waived a technical default related to the use of proceeds from the repayment of the inter-company loan between the Company and its Swiss subsidiary. Among other things, the Fourth Amendment amended the financial covenants as of December 31, 2005, adjusted the financial covenants through the maturity date of loans outstanding under the Senior Credit Agreement, incorporated new financial covenants, adjusted the interest rate on borrowings under the Senior Credit Agreement, amended the definition of Bank EBITDA to provide additional “add backs” related to the Company’s restructuring and new product development efforts, and amended certain other covenants. The Fourth Amendment also required the Company to refinance a portion of the loans outstanding with the proceeds of a borrowing secured by a second lien on all of the assets securing the Company’s obligations under the Senior Credit Agreement or, in the alternative, refinance the Senior Credit Agreement in its entirety by January 2, 2007. The Fourth Amendment increased the interest rates of all term loans and revolver loans under the Senior Credit Agreement to euro-LIBOR or LIBOR plus 425 basis points commencing on the date of the Fourth Amendment.

On June 23, 2006, the Company entered into the Second Lien Credit Agreement.  The Second Lien Credit Agreement consists of an aggregate of $85,000 principal amount of term loans, the net proceeds of which were used to prepay $9,540 of euro-denominated Term A loans, prepay $53,320 million of Term B loans and to repay $15,000 of revolving loans, in each case, outstanding under the Senior Credit Agreement.  The maturity date of the term loans outstanding under the Second Lien Credit Agreement is June 11, 2010. The Second Lien Credit Agreement satisfied the Company’s refinancing obligation under the Fourth Amendment and the interest rate on loans under the Senior Credit Agreement reverted to euro-LIBOR or LIBOR plus 325 basis points upon the completion of the Second Lien Credit Agreement.  In conjunction with the Second Lien Credit Agreement, the Company incurred fees of approximately $7,161, of which $3,861 are being amortized over the term of the loan and $3,300 were recorded as transaction fees.  The extinguishment of the debt under the Senior Credit Agreement resulted in a write-off of existing deferred financing fees totaling $2,478.

Depending on the type of borrowing by the Company, the applicable interest rate under the Second Lien Credit Agreement is calculated as a per annum rate equal to (a) LIBOR plus 850 basis points or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.5% plus (ii) 750 basis points.

The Second Lien Credit Agreement contains provisions for mandatory prepayments of outstanding loans with 100% of the net cash proceeds of asset sales, recovery events and debt issuances and 50% of the net cash proceeds of equity issuances, subject to certain exceptions. The Company may prepay the term loans under the Second Lien Credit Agreement in whole or in part at any time. If the Company makes any such prepayments during the first three years of the credit facility, it must pay a premium of 3%, 2% and 1% of the aggregate principal amount of term loans prepaid in the first, second and third years of the Second Lien Credit Agreement, respectively, except that these prepayment premiums will be reduced to 1.5%, 1% and 0.5%, respectively on the first $25.5 million aggregate principal amount of the term loans prepaid with the net cash proceeds from an equity issuance by Merisant Worldwide.

The obligations under the Second Lien Credit Agreement are guaranteed by Merisant Worldwide and the Company’s domestic subsidiaries, and are secured by a lien on substantially all of the assets of the Company, Merisant Worldwide and each subsidiary guarantor, including a pledge of 65% of the ownership interests in each first-tier foreign subsidiary held by a guarantor, with certain exceptions.

On June 23, 2006, the Company entered into a Fifth Amendment to the Senior Credit Agreement (the “Fifth Amendment”) to accommodate the Second Lien Credit Agreement and to effect certain other amendments that are intended to facilitate transactions aimed at de-leveraging the Company’s capital structure.  No assurances can be made that any such transactions will be initiated by the Company or, if initiated, will be successful in de-leveraging the Company.

The Senior Credit Agreement and the Second Lien Credit Agreement contain covenants, including financial covenants that must be met on a quarterly basis. “Bank EBITDA” is the measure by which the financial covenants contained in the Senior Credit Agreement and the Second Lien Credit Agreement are measured. However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information with respect to an assessment of liquidity as measured in accordance with the covenants in the Company’s primary debt obligations, this measure should not be considered in isolation from, or as a substitute for, consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to, similarly titled measures used by other companies. The Company was in compliance with its covenants under the Senior Credit Agreement, as amended, and the Second Lien Credit Agreement as of June 30, 2006.

6.              Transactions with Related Parties

The Company has a deferred compensation payable to Arnold Donald, its former Chairman and a current director, and a note receivable in the same amount from Mr. Donald. The Company recorded $67 and $55 of interest income on the note receivable for the three months ended June 30, 2005 and 2006, respectively, and $134 and $111 of interest income on the note receivable for the six months ended June 30, 2005 and 2006, respectively, and an equal amount of interest expense in the respective periods.

The Company had been a party to a sublease agreement with The Digital Home/Digital Office, LLC (“Digital Home”), pursuant to which the Company subleased office space located at One North Brentwood Boulevard in Clayton, Missouri to Digital Home for a term that expired on March 31, 2006 at a rate of $9 per month. At the end of the term of the sublease agreement, Digital Home acquired the office furniture and equipment at no cost. The underlying lease expired on March 31, 2006 and the Company had leased the office space for $15 per month. The acquisition value of the furniture and equipment was $225 and the net book value of these assets was zero, subsequent to a previously recorded impairment charge of $143. Digital Home is controlled by Mr. Donald.

On March 28, 2006, the Company acquired from Pegasus Partners II, L.P. all of the issued and outstanding limited liability interests of Whole Earth Sweetener Company LLC for $1. At the time of the acquisition, the only assets of Whole Earth Sweetener Company LLC were trademark applications for the Sweet Simplicity trademark.

During the six months ended June 30, 2005 and 2006, the Company made distributions of $642 and $500, respectively, to its sole stockholder, Merisant Worldwide.

7.              Commitments and Contingencies

The Company has an investment in an affiliate located in the Philippines that is accounted for using the equity method. The affiliate, a 50/50 joint venture, distributes sugar substitute sweeteners for the international consumer food markets, primarily under the Equal® and Nutrasweet® brands. In addition to its investment in the joint venture, the Company is committed to a 50% share in any new borrowings of the joint venture. As of December 31, 2005 and June 30, 2006, there were no additional joint venture borrowings.

In October 2004, the Company requested the National Advertising Division of the Council of Better Business Bureaus, referred to as the NAD, to review advertising and other claims made by McNeil Nutritionals, LLC (“McNeil”) in connection with its Splenda® brand sweetener. The Company believed and continues to believe McNeil’s Splenda® advertising to be false and misleading. Despite McNeil’s previous use of the NAD for such disputes and the NAD’s industry-wide, self-regulatory nature, McNeil refused to allow their advertising claims to be judged by the NAD and instead sought to have the issue considered by the United States District Court for the District of Puerto Rico. Under NAD rules, McNeil’s filing in Puerto Rico precluded the NAD from reviewing the matter or referring McNeil’s advertising to the Federal Trade Commission. In order to have McNeil’s advertising addressed by a jury and court in the continental United States familiar with McNeil’s claims, on November 26, 2004, the Company filed a federal and state false advertising complaint against McNeil in the United States District Court for the Eastern District of Pennsylvania. That suit continues today and seeks to have McNeil’s Splenda® campaign stopped because of its misleading nature and seeks significant damages resulting from the impact McNeil’s false advertising has had on the Company’s sales. On January 13, 2005, McNeil voluntarily dismissed its action in Puerto Rico and in April 2005, McNeil amended its answer to the Company’s complaint in the Pennsylvania action to add a counterclaim against the Company alleging that its Equal® Sugar Lite™ packaging and advertising were misleading. McNeil has dismissed its counterclaim relating to Equal® Sugar Lite™ packaging and advertising and on July 7, 2006, the court entered a dismissal with prejudice of those claims.

Merisant Europe B.V.B.A., Merisant’s Belgium subsidiary, entered into a co-branding agreement with Galleria Srl, a company through which the Italian designer Elio Fiorucci operates. Under this co-branding arrangement, Merisant Europe produced a line of Canderel® tablet dispensers that featured designs and trademarks from Mr. Fiorucci’s “Love Therapy by Elio Fiorucci” collection. The co-branding arrangement contains a representation and warranty that Galleria owns all rights in the name “Love Therapy by Elio Fiorucci” and associated designs and further provides that Galleria will indemnify and hold Merisant Europe and its affiliates harmless against damages resulting from or related to their use of the name and designs pursuant to the agreement. Beginning in 2005, Merisant Europe sold tablet dispensers with the “Love Therapy by Elio Fiorucci” designs in Italy. Edwin & Co. Ltd. has claimed that it owns all rights in Mr. Fiorucci’s name and in the designs used by the Company and has filed suit against Merisant Europe in Milan, Italy. On or about March 17, 2006, the court in Milan enjoined Merisant Europe from producing or selling the tablet dispensers after the date of the court order. The Company no longer produces the dispensers and has stopped selling dispensers to its distributor in Italy and to customers through the Internet. Merisant Europe has filed an appeal and will vigorously oppose the court’s order. Merisant Europe will also enforce its indemnification rights under its co-branding arrangement with Galleria Srl.

H. J. Heinz Company (“Heinz”) and Merisant US, Inc. entered into a termination agreement dated March 31, 2006 pursuant to which the Heinz retail grocery and foodservice distribution agreements were terminated effective May 4, 2006.  In accordance with the termination agreement, the Company placed $2,500 into an escrow account on May 3, 2006 (included as cash and cash equivalents on the June 30, 2006 balance sheet) for the purpose of reimbursing Heinz for expenses incurred by Heinz relating to trade promotion programs associated with products distributed by Heinz prior to May 4, 2006 and that had been approved by the Company.  Unused funds and earned interest totaling $1,235 and $26, respectively, were remitted from the escrow account to the Company on August 1, 2006.  The current balance of $500, less any additional reimbursements to Heinz, will be remitted to the Company on September 15, 2006.  At June 30, 2006, the Company believes that sufficient reserves are in place to address any remaining obligations to Heinz.  ACH Food Companies, Inc. became the Company’s exclusive distributor in the United States effective May 5, 2006.

The Company has an obligation to indemnify Monsanto, the Company’s prior owner, for certain liabilities that may arise out of the business or assets purchased on March 17, 2000. The Company does not believe that this indemnification obligation will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

8.              Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the consolidating statements of operations for the three and six months ended June 30, 2005 and June 30, 2006, the consolidating balance sheets at December 31, 2005 and June 30, 2006 and the statements of cash flow for the six months ended June 30, 2005 and 2006. The following information is included herein as a result of the guarantee by certain of the Company’s wholly owned U.S. subsidiaries (“Guarantor Companies”) of the Notes. None of the Company’s other subsidiaries guarantee the Notes. Each of the guarantees is joint and several and full and unconditional.

MERISANT COMPANY
Notes to Unaudited Consolidated Financial Statements (Continued)
(Dollars In Thousands)

Unaudited Consolidating Statement of Operations
For the Three Months Ended June 30, 2005

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$29,696	$50,949	$(1,486)	$79,159
Cost of sales	—	14,065	20,743	(1,486)	33,322

Gross profit	—	15,631	30,206	—	45,837

Operating expenses:
Marketing and selling expenses	—	6,983	12,672	—	19,655
Administration expenses	90	7,202	3,260	—	10,552
Amortization of intangible assets	2,164	—	3,388	—	5,552
Transaction fees	(107)	—	—	—	(107)
Restructuring expenses	—	155	409	—	564

Total operating expenses	2,147	14,340	19,729	—	36,216

Income (loss) from operations	(2,147)	1,291	10,477	—	9,621

Other expense (income):
Interest income	(3,556)	(197)	(55)	3,479	(329)
Interest expense	11,763	2,970	519	(3,479)	11,773
Other expense (income), net	(8,219)	4,331	(682)	—	(4,570)

Total other expense (income)	(12)	7,104	(218)	—	6,874

Income (loss) before income taxes and equity in consolidated subsidiaries	(2,135)	(5,813)	10,695	—	2,747
Provision for income taxes	—	1,211	516	—	1,727
Equity in consolidated subsidiaries	3,155	10,179	—	(13,334)	—

Net income (loss)	$1,020	$3,155	$10,179	$(13,334)	$1,020

MERISANT COMPANY
Notes to Unaudited Consolidated Financial Statements (Continued)
(Dollars In Thousands)

Unaudited Consolidating Statement of Operations
For the Three Months Ended June 30, 2006

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$34,873	$44,654	$(898)	$78,629
Cost of sales	—	14,695	18,807	(898)	32,604

Gross profit	—	20,178	25,847	—	46,025

Operating expenses:
Marketing and selling expenses	—	9,071	13,130	—	22,201
Administration expenses	115	7,534	3,133	—	10,782
Amortization of intangible assets	2,164	—	3,390	—	5,554
Transaction fees	3,300	—	—	—	3,300
Restructuring expenses	—	167	1,138	—	1,305

Total operating expenses	5,579	16,772	20,791	—	43,142

Income (loss) from operations	(5,579)	3,406	5,056	—	2,883

Other expense (income):
Interest income	(66)	(32)	(359)	241	(216)
Interest expense	14,067	—	3	(241)	13,829
Other expense (income), net	1,342	(32)	19	—	1,329

Total other expense (income)	15,343	(64)	(337)	—	14,942

Income (loss) before income taxes and equity in consolidated subsidiaries	(20,922)	3,470	5,393	—	(12,059)
Provision for income taxes	1,344	868	476	—	2,688
Equity in consolidated subsidiaries	7,519	4,917	—	(12,436)	—

Net income (loss)	$(14,747)	$7,519	$4,917	$(12,436)	$(14,747)

MERISANT COMPANY
Notes to Unaudited Consolidated Financial Statements (Continued)
(Dollars In Thousands)

Unaudited Consolidating Statement of Operations
For the Six Months Ended June 30, 2005

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$58,597	$99,724	$(3,257)	$155,064
Cost of sales	—	27,913	40,081	(3,257)	64,737

Gross profit	—	30,684	59,643	—	90,327

Operating expenses:
Marketing and selling expenses	—	13,216	27,658	—	40,874
Administration expenses	90	14,351	7,540	—	21,981
Amortization of intangible assets	4,328	—	6,780	—	11,108
Transaction fees	(107)	—	—	—	(107)
Restructuring expenses	—	369	1,543	—	1,912

Total operating expenses	4,311	27,936	43,521	—	75,768

Income (loss) from operations	(4,311)	2,748	16,122	—	14,559

Other expense (income):
Interest income	(6,658)	(201)	(114)	6,503	(470)
Interest expense	23,001	5,424	1,100	(6,503)	23,022
Other expense (income), net	(17,451)	8,643	(85)	—	(8,893)

Total other expense (income)	(1,108)	13,866	901	—	13,659

Income (loss) before income taxes and equity in consolidated subsidiaries	(3,203)	(11,118)	15,221	—	900
Provision for income taxes	—	2,422	1,508	—	3,930
Equity in consolidated subsidiaries	173	13,713	—	(13,886)	—

Net income (loss)	$(3,030)	$173	$13,713	$(13,886)	$(3,030)

MERISANT COMPANY
Notes to Unaudited Consolidated Financial Statements (Continued)
(Dollars In Thousands)

Unaudited Consolidating Statement of Operations
For the Six Months Ended June 30, 2006

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$66,517	$83,657	$(1,878)	$148,296
Cost of sales	—	28,820	34,677	(1,878)	61,619

Gross profit	—	37,697	48,980	—	86,677

Operating expenses:
Marketing and selling expenses	—	16,937	22,172	—	39,109
Administration expenses	135	15,896	6,450	—	22,481
Amortization of intangible assets	4,328	—	6,780	—	11,108
Transaction fees	3,300	—	—	—	3,300
Restructuring expenses	—	185	3,411	—	3,596

Total operating expenses	7,763	33,018	38,813	—	79,594

Income (loss) from operations	(7,763)	4,679	10,167	—	7,083

Other expense (income):
Interest income	(132)	(47)	(426)	241	(364)
Interest expense	24,977	(2)	7	(241)	24,741
Other expense (income), net	1,250	372	(84)	—	1,538

Total other expense (income)	26,095	323	(503)	—	25,915

Income (loss) before income taxes and equity in consolidated subsidiaries	(33,858)	4,356	10,670	—	(18,832)
Provision for income taxes	1,344	907	690	—	2,941
Equity in consolidated subsidiaries	13,429	9,980	—	(23,409)	—

Net income (loss)	$(21,773)	$13,429	$9,980	$(23,409)	$(21,773)

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

MERISANT COMPANY
Notes to Unaudited Consolidated Financial Statements (Continued)
(Dollars In Thousands)

Unaudited Condensed Consolidating Balance Sheet
at June 30, 2006

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$190	$9,555	$9,760	$—	$19,505
Trade accounts receivable, net of allowances	—	12,111	49,636	—	61,747
Other receivables and intercompany receivables	141	5,207	5,635	(5,098)	5,885
Inventories	—	13,490	8,691	—	22,181
Other current assets	688	1,069	2,216	—	3,973
Total current assets	1,019	41,432	75,938	(5,098)	113,291
Property and equipment, net	—	19,307	6,931	—	26,238
Trademarks, less accumulated amortization	75,383	—	126,944	—	202,327
Goodwill	—	107,209	—	—	107,209
Deferred financing costs, less accumulated amortization	15,195	—	—	—	15,195
Other non-current assets	2,540	523	672	—	3,735
Investment in subsidiary and intercompany debt	325,503	214,303	382	(539,806)	382
Total assets	$419,640	$382,774	$210,867	$(544,904)	$468,377

Liabilities
Accounts payable and intercompany payable	$25,456	$8,903	$10,177	$(28,431)	$16,105
Income taxes payable	—	—	610	—	610
Accrued expenses and other liabilities	12,264	13,640	17,282	—	43,186
Current maturities of long-term obligations	7,761	49	—	—	7,810
Total current liabilities	45,481	22,592	28,069	(28,431)	67,711
Long-term obligations and intercompany debt	432,566	187,782	—	(187,703)	432,645
Other liabilities	3,417	26,134	294	—	29,845
Total liabilities	481,464	236,508	28,363	(216,134)	530,201
Stockholder’s Equity (Deficit)
Total stockholder’s equity (deficit)	(61,824)	146,266	182,504	(328,770)	(61,824)
Total liabilities and stockholder’s equity (deficit)	$419,640	$382,774	$210,867	$(544,904)	$468,377

MERISANT COMPANY —
Notes to Unaudited Consolidated Financial Statements (Continued)
(Dollars In Thousands)

Unaudited Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated

Operating activities
Net cash provided by (used in) operating activities	$(5,143)	$(17,804)	$35,793	$(13,886)	$(1,040)

Investing activities
Proceeds from sale of fixed assets	—	—	65	—	65
Purchases of property and equipment	—	(890)	(459)	—	(1,349)

Net cash used in investing activities	—	(890)	(394)	—	(1,284)

Financing activities
Borrowings under revolving credit agreement	10,000	—	—	—	10,000
Principal payments on long-term obligations	(4,889)	(103)	—	—	(4,992)
Payment of deferred financing costs	(1,133)	—	—	—	(1,133)
Receivable/payable, parent company	1,644	18,797	(34,327)	13,886	—
Distribution to stockholder	(642)	—	—	—	(642)

Net cash provided by (used in) financing activities	4,980	18,694	(34,327)	13,886	3,233

Effect of exchange rate on cash	—	—	(335)	—	(335)

Net increase in cash and cash equivalents	(163)	—	737	—	574

Cash and cash equivalents at beginning of period	245	—	8,851	—	9,096

Cash and cash equivalents at end of period	$82	$—	$9,588	$—	$9,670

MERISANT COMPANY
Notes to Unaudited Consolidated Financial Statements (Continued)
(Dollars In Thousands)

Unaudited Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated

Operating activities
Net cash provided by (used in) operating activities	$(24,882)	$13,985	$45,297	$(23,409)	$10,991

Investing activities
Proceeds from sale of property and equipment	—	—	26	—	26
Purchases of property and equipment	—	(1,163)	(167)	—	(1,330)

Net cash used in investing activities	—	(1,163)	(141)	—	(1,304)

Financing activities
Net payments under revolving credit agreement	(16,000)	—	—	—	(16,000)
Borrowings under long-term obligations	85,000	95	—	—	85,095
Principal payments on long-term obligations, excluding revolving credit facility	(71,388)	(92)	—	—	(71,480)
Payment of deferred financing costs	(5,429)	—	—	—	(5,429)
Receivable/payable, parent company	33,291	(4,194)	(52,506)	23,409	—
Distribution to stockholder	(500)	—	—	—	(500)

Net cash provided by (used in) financing activities	24,974	(4,191)	(52,506)	23,409	(8,314)

Effect of exchange rate on cash	—	—	68	—	68

Net increase in cash and cash equivalents	92	8,631	(7,282)	—	1,441

Cash and cash equivalents at beginning of period	98	924	17,042	—	18,064

Cash and cash equivalents at end of period	$190	$9,555	$9,760	$—	$19,505

9.                 Subsequent Event

Merisant Company 2, Sàrl and the Company entered into a share purchase and sale agreement with DunaPro Kereskedelmi ès Szolgáltató Részvénytársaság (“DunaPro”) pursuant to which Merisant Company 2, Sàrl and the Company sold all issued and outstanding shares of Merisant Hungary Ltd. to DunaPro.  DunaPro is a distributor of consumer products in Hungary and is now Merisant Company 2, Sàrl’s exclusive distributor of Canderel® and the Company’s other branded products in Hungary.  The transaction closed on July 13, 2006 with a purchase price of approximately $1,182, of which 75% was paid at closing, 16% is payable 60 days after close and 9% is payable on December 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes included elsewhere in this document. The Company’s discussion of results by reportable segment should be read in conjunction with Note 2 to the Company’s unaudited consolidated financial statements included elsewhere in this document, which illustrates the reconciliation of Operating EBITDA to income (loss)  before income taxes. Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to “Merisant” or “the Company” mean Merisant Company and its consolidated subsidiaries.

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

Merisant’s business is the result of over 25 years of history in the low-calorie tabletop sweetener industry, first as a division of G.D. Searle & Co. (“Searle”) and later Monsanto Company (“Monsanto”). Searle invented the key sweetening ingredient in Merisant’s products, aspartame, in 1965. Aspartame was first approved for consumer use in France in 1979, where Searle marketed the product under the Canderel® brand. By the early 1980s, Canderel® was being marketed in much of Europe. In 1981, the U.S. Food and Drug Administration approved the tabletop use of aspartame. The following year, Searle launched Equal® in the United States. Monsanto entered the sweetener market in 1985 through its acquisition of Searle. Merisant Company is a Delaware corporation that was formed in 2000 by an investor group led by an affiliate of Pegasus Capital Advisors, L.P. to acquire Monsanto’s tabletop sweetener business.

This business legacy has provided Merisant with a global infrastructure dedicated to the manufacture, marketing and distribution of low-calorie tabletop sweeteners. Merisant’s worldwide headquarters are located in Chicago, Illinois, and its principal regional offices are located in Mexico City, Mexico, Neuchâtel, Switzerland, Paris, France and Sydney, Australia. Merisant owns and operates manufacturing facilities in Manteno, Illinois and Zarate, Argentina and owns processing lines that are operated exclusively for Merisant at plants located in Bergisch and Stendal, Germany. As of August 13, 2006, Merisant had twenty-five direct and indirect subsidiaries, including three subsidiaries in the United States, nine subsidiaries in European countries, eight subsidiaries in Mexico, Central America and South America, and five subsidiaries in the Asia/Pacific region, including Australia and India. In addition, Merisant’s Swiss subsidiary holds a 50% interest in a joint venture in the Philippines.

The Company’s core business continues to be products sweetened with aspartame, and the Equal® and Canderel® brands accounted for approximately 86% of the Company’s net sales in 2005. The majority of the Company’s 20 other regional brands around the world are also sweetened with aspartame.

Sales Trends and Strategy

Merisant’s premium-priced brands had enjoyed a dominant market position among low-calorie sweeteners in many of the Company’s key markets. In recent years, however, Merisant has faced significant competition from McNeil Nutritionals LLC, a subsidiary of Johnson & Johnson (“McNeil”), which markets and distributes the artificial sweetener Splenda®. Splenda ® is sweetened with sucralose, which is produced by Tate & Lyle PLC through a complex chemical process that converts sucrose molecules into a synthetic compound. Between December 2002 and December 2005, Splenda ®’s dollar share of the United States retail grocery low-calorie sweetener market has grown from approximately 15% to 60% and has surpassed that of Equal ® to become the number one premium low-calorie sweetener in the United States. While the Company believes that the introduction of Splenda® has increased the size of the market for low-calorie sweeteners in general, Merisant’s net sales have declined during this period, particularly in North America which had accounted for 46% and 37% of Merisant’s net sales in 2003 and 2005, respectively. As a result of declining net sales, Merisant has experienced significant declines in its Bank EBITDA from $110.2 million in 2003 to $68.0 million in 2005. For a description of Bank EBITDA and a reconciliation of Bank EBITDA to cash flow from operating activities, see “—Liquidity and Capital Resources”.

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

The Company seeks to stabilize and then grow revenues through the following four strategic initiatives:

•                  Promote new usage among existing consumers and expand the Equal ® and Canderel ® brand positioning to attract new consumers through invasive marketing campaigns and improved sales execution.

•                  Increase the pace of product innovation to bring new aspartame sweetened products and brand extensions to the market.  The Company plans to launch several new products in 2006 with numerous additional products in the development pipeline.

•                  Dedicate significant resources to improving the efficiency of operations by, among other things, implementing supply chain-based programs to streamline manufacturing capabilities and improving the efficiency of certain support services.   The Company has successfully reduced costs and made its business more efficient, which has significantly contributed to the current stabilization of EBITDA compared to 2005.

•                  Develop and test products that have the potential to transform the Company’s brand portfolio. The Company has developed an all-natural, zero-calorie sweetener and recently shipped this new product to Whole Foods, Wild Oats and independent organic retail outlets.  This innovative product is being marketed under the Sweet Simplicity™ brand for the Whole Earth Sweetener Company LLC, a newly formed entity and wholly owned subsidiary of Merisant.

Management believes that the development and introduction of new products under its Equal ® and Canderel ® brands may help to stabilize its core business while innovative, all-natural sweeteners and sweetened food products under its Sweet Simplicity™ brand for the Whole Earth Sweetener Company present growth opportunities for Merisant. However, the Company may be constrained in its ability to realize fully the value of these new products as a result of its current capital structure. The successful launch of new products and marketing of its core brands requires capital, and Merisant must use a significant portion of its cash flows from operations to service its outstanding debt. The Company had an aggregate of $440.3 million of long-term debt outstanding at June 30, 2006 and paid $41.9 million in interest costs for the year ended December 31, 2005, $23.0 million of which represented interest payments on Merisant’s 9 ½% senior subordinated notes due 2013 (the “Notes”). If the Company cannot generate cash flows from operations significantly in excess of its short-term debt obligations, Merisant may not have the resources required to fully realize the value of its strategic initiatives.

Recent Financing Activities

The Company’s Bank EBITDA declined from $110.2 million in 2003 to $68.0 million in 2005. As a result of this decline, the Company faced an issue in the first quarter of 2006 with a possible immediate default under its senior credit agreement (the “Senior Credit Agreement”).  Merisant succeeded in negotiating amendments to the Senior Credit Agreement which may afford the Company time to stabilize its core business, improve operating efficiencies and provide more flexibility to address the Company’s capital structure and long-term capital needs.  The Company also refinanced a portion of loans outstanding under the Senior Credit Agreement with the proceeds of loans under a senior credit facility that is secured by a second lien on all the collateral that secures loans outstanding under the Senior Credit Agreement (the “Second Lien Credit Agreement”).   For a description of Bank EBITDA and a reconciliation of Bank EBITDA to cash flows from operating activities, see “—Liquidity and Capital Resources”.

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

The Fourth Amendment avoided a possible immediate default under the Senior Credit Agreement resulting from the decline in the Company’s Bank EBITDA. The Fourth Amendment required Merisant to raise approximately $85.0 million of new borrowings and use the proceeds to prepay loans currently outstanding under the Senior Credit Agreement by January 2, 2007. On June 23, 2006, Merisant entered into the Second Lien Credit Agreement with a syndicate of lenders, including Credit Suisse, as administrative agent, and Wells Fargo Bank, National Association, as collateral agent.  The Second Lien Credit Agreement consists of an aggregate principal amount of $85.0 million in term loans, the net proceeds of which were used to prepay $9.5 million of euro-denominated term A loans, prepay $53.3 million of term B loans and to repay $15.0 million of revolving loans, in each case, outstanding under Merisant’s Senior Credit Agreement.   This refinancing transaction satisfied Merisant’s obligation under the Fourth Amendment to refinance a portion of the loans outstanding under the Senior Credit Agreement.

Concurrent with the closing of the Second Lien Credit Agreement, Merisant entered into a Fifth Amendment to the Senior Credit Agreement (the “Fifth Amendment”) to amend certain terms and conditions set forth in the Senior Credit Agreement. See “—Liquidity and Capital Resources—Financing” for a more detailed description of the Fifth Amendment and Second Lien Credit Agreement.

Results of Operations

For each of the periods discussed below, the information set forth under the caption “Consolidated Results” represents an overview of the Company’s results of operations on a consolidated basis. Additional detail regarding the results of operations can be found under the caption “—Segment Results” for each period discussed below.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table sets forth certain of the Company’s financial data for the three month periods ended June 30, 2005 and 2006 (totals may not foot due to rounding).

	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2006	2005	2006	Better/(Worse) than Prior Year
	(in millions)		As% of Net Sales		Dollars	%
Net sales	$79.2	$78.6	100%	100%	$(0.5)	(1)%
Cost of sales	33.3	32.6	42%	41%	0.7	2%
Gross profit	45.8	46.0	58%	59%	0.2	0%

Operating expenses:
Marketing and selling expenses	19.7	22.2	25%	28%	(2.5)	(13)%
Administration expenses	10.0	10.4	13%	13%	(0.5)	(5)%
Research and development expenses	0.6	0.3	1%	0%	0.2	40%
Amortization of intangibles	5.6	5.6	7%	7%	(0.0)	(0)%
Transaction fees	(0.1)	3.3	(0)%	4%	(3.4)	(3184)%
Restructuring expenses	0.6	1.3	1%	2%	(0.7)	(131)%
Total operating expenses	36.2	43.1	46%	55%	(6.9)	(19)%

Income from operations	9.6	2.9	12%	4%	(6.7)	(70)%

Other expenses (income):
Interest income	(0.3)	(0.2)	(0)%	(0)%	(0.1)	(34)%
Interest expense	11.8	13.8	15%	18%	(2.1)	(17)%
Other expense (income), net	(4.6)	1.3	(6)%	2%	(5.9)	(129)%
Total other expenses	6.9	14.9	9%	19%	(8.1)	(117)%

Income (loss) before income taxes	2.7	(12.1)	3%	(15)%	(14.8)	(540)%

Provision for income taxes	1.7	2.7	2%	3%	(1.0)	(56)%
Net income (loss)	$1.0	$(14.8)	1%	(19)%	$(15.8)	(1550)%

Consolidated Results

Net sales. Overall, net sales declined in the second quarter of 2006 compared to the second quarter of 2005.  The decline was related to lower sales in the EAME region, primarily France, Italy, Middle East, Portugal and the UK, as well as a foreign currency translation loss of approximately $0.7 million, most of which occurred in the EAME region.  In France and Italy, weakened economies continued to depress sales, and the decreased revenues for the second quarter of 2006 also reflected the loss of consumers resulting from the publication in July 2005 of a now widely discredited study on the safety of aspartame.  In France, these factors, as well as increased health consciousness, negatively affected the low-calorie sweetener category in general as well as the sugar category.  Sales declined in Portugal and the Middle East in the second quarter of 2006 compared to the same period in the prior year due to timing of shipments between quarters.  In the UK, aggressive pricing by major grocery retailers forced higher discounting, but Merisant maintained its value share of the market through higher sales volumes.  In Latin America and Asia/Pacific, sales increased in the second quarter of 2006 compared to the second quarter of 2005 due mainly to the initial inventory purchases of a new distributor in Chile, distributor inventory adjustments and improved sales in the club channel in Mexico and timing of sales in Asia/Pacific. In North America, net sales improved in the grocery channel in the United States, despite reduced consumer demand.  This increase was due to sales to ACH Food Companies, Inc. (“ACH”) as ACH built inventory in connection with its role as a new distributor for the Company. In the mass channel, sales improved due to abnormally high shipments related to a customer system issue resulting in increased ending inventory levels.  Increased contract manufacturing activity also improved sales.  Unfavorable sales mix and increased trade marketing partially offset the improved sales in North America.

Cost of sales. The Company realized some improved efficiencies in its manufacturing conversion costs due to lower spending and headcount reductions and improved overhead absorption through contract manufacturing activities.  Favorable currency translation and lower inventory obsolescence costs also contributed to lower cost of sales. Increased freight and distribution costs partially offset these improvements. Overall, gross profit as a percentage of net sales improved from 58% for the three months ended June 30, 2005 to 59% for the three months ended June 30, 2006 as changes in sales mix partially offset the cost improvements previously described.

Operating expenses. Marketing and selling expenses increased mainly due to higher brand support in the UK and France and higher selling costs in the United States related to increased sales volumes and commissions relating to the transition to the new distributor. These unfavorable impacts were partially offset by favorable foreign currency translations, lower brand support in the United States and Latin America and lower marketing and selling administration costs in all regions due to savings from restructuring actions.  Administration expenses increased significantly due to an increase in corporate expenses mainly related to higher performance based incentive expense and an increase in litigation costs, partially offset by lower consulting and information technology costs and savings from restructuring actions. Transaction fees increased as a result of $3.3 million in expenses incurred in conjunction with the Second Lien Credit Agreement. During the second quarter of 2006, the Company continued its restructuring initiatives to improve both financial results and the long-term value of the business. As a result of these actions, the Company recorded restructuring charges for workforce reductions of $1.3 million in the second quarter of 2006 as compared to $0.6 million in the second quarter of 2005. The restructuring charges incurred in the second quarter of 2006 relate primarily to new employee termination costs in the EAME and Latin America segments and are expected to be substantially paid by the end of the third quarter of 2006. Additional information regarding restructuring charges and the related liability can be found in Note 3 to the unaudited consolidated financial statements located elsewhere in this document.

Interest. On June 23, 2006, the Company entered into the Second Lien Credit Agreement. The Second Lien Credit Agreement consists of an $85.0 million term loan, the net proceeds of which were used to prepay $77.9 million in borrowings outstanding under the Senior Credit Agreement.  The extinguishment of indebtedness under the Senior Credit Agreement resulted in an increase in interest expense due to the write-off of related deferred financing fees totaling $2.5 million.  In addition, the Company successfully closed the registered exchange offer of the Notes in October 2005 which resulted in the discontinuation of penalty interest. The penalty interest went into effect as the Company had not consummated the registered exchange offer prior to the previously agreed deadline. Net interest decreased as a result of the discontinuation of the penalty interest.  The Company’s future interest expense is expected to increase as a result of higher interest bearing loans under the Second Lien Credit Agreement and the use of proceeds from the Second Lien Credit Agreement to prepay lower interest bearing loans under the Senior Credit Agreement. Loans outstanding under the Senior Credit Agreement had a weighted average interest rate of approximately 9.0% per annum prior to the closing of the Second Lien Credit Agreement.  The Company’s borrowings under the Senior Credit Agreement and Second Lien Credit Agreement had a weighted average interest rate of approximately 10.3% per annum upon the closing of the Second Lien Credit Agreement.

Other income/expense, net. The unfavorable variance of $5.9 million is mainly attributable to a $2.4 million currency gain on the euro-denominated debt for the second quarter of 2005 as compared to a $1.3 million currency loss on the euro-denominated debt for the quarter ended June 30, 2006.  In addition, a $1.5 million unrealized gain on derivative instruments that expired in March, 2006 and the impact of a $1.3 million reversal of a currency loss in Latin America, both occurring in the quarter ended June 30, 2005 and not repeating in the quarter ended June 30, 2006, also contributed to the unfavorable variance.  These items were partially offset by favorable balance sheet remeasurement impacts as compared to the quarter ended June 30, 2005.

Taxes. For the three months ended June 30, 2006, the Company recorded a $2.7 million tax provision on a loss before income taxes of $12.1 million. The unusual relationship of the Company’s tax provision to its pre-tax loss in the second quarter of 2006 relates to a combination of factors. These factors include increased tax loss carryforwards, primarily generated in the United States, for which the Company has not recorded a tax benefit, as well as provisions for future tax costs which may be incurred upon the potential repatriation of certain 2006 foreign earnings that are not deemed to be permanently reinvested.  With regard to the deferred income tax assets on the tax loss carryforwards, the Company determined that it has not satisfied the “more likely than not” test and has increased its total valuation allowance by $5.0 million in the second quarter of 2006 to a total of $58.8 million. The Company will continue to assess the valuation allowances, and, to the extent the Company determines that such allowances are no longer required, these deferred income tax assets will be recognized in the future.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each reportable segment (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Three Months Ended June 30,		Better/(Worse) than Prior Year		Three Months Ended June 30,		Better/(Worse) than Prior Year
	2005	2006	$	%	2005	2006	$	%
	(in millions)				(in millions)

North America (2)	$29.3	$33.0	$3.7	13%	$9.2	12.3	$3.1	33%
Operating EBITDA Margin					31%	37%	6%
EAME	37.5	31.9	(5.5)	(15)%	12.5	6.4	(6.1)	(49)%
Operating EBITDA Margin					33%	20%	(13)%
Latin America	7.2	8.3	1.1	15%	1.5	2.5	1.0	62%
Operating EBITDA Margin					22%	30%	9%
Asia/Pacific	5.2	5.4	0.2	4%	1.9	1.8	(0.1)	(3)%
Operating EBITDA Margin					37%	34%	(2)%

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

(2)             North America segment results exclude immaterial sales and $0.9 million of negative Operating EBITDA related to a new product launch which management evaluates separately from this geographical segment.

North America

Net sales. In North America, net sales improved in the grocery channel, despite reduced consumer demand, as ACH built inventory in connection with its role as a new distributor for the Company.  In the mass channel, sales improved due to abnormally high shipments related to a customer system issue resulting in increased ending inventory levels.  Increased contract manufacturing activity also improved sales. Unfavorable sales mix and increased trade marketing partially offset the improved sales in North America.

Operating EBITDA. The increase in Operating EBITDA was primarily related to the margin impact of the improved sales volumes, lower conversion costs related to reduced spending, improved overhead absorption costs related to increased contract manufacturing activities, lower brand support and reduced marketing and selling administrative expenses due to savings from restructuring actions. These favorable impacts were partially offset by higher selling costs due to increased sales volumes and commissions to the new distributor and increased distribution costs relating to fuel surcharges. Operating EBITDA margin increased due primarily to the favorable conversion costs and overhead absorption previously described.

EAME

Net sales. In EAME, sales declined primarily as a result of a $0.4 million unfavorable currency translation and lower sales in France, Italy, Middle East, Portugal and the UK.  In France and Italy, weakened economies continued to depress sales, and the decreased revenues for the second quarter of 2006 also reflected the loss of consumers resulting from the publication in July 2005 of a now widely discredited study on the safety of aspartame.  In France, these factors, as well as increased health consciousness, negatively affected the low-calorie sweetener category in general as well as the sugar category.  Sales declined in Portugal and the Middle East in the second quarter of 2006 compared to the same period in the prior year due to timing of shipments between quarters.

In the UK, aggressive pricing between the major retailers forced higher discounting, however higher volumes have translated into Merisant’s value share of the market remaining stable.

Operating EBITDA.  Operating EBITDA decreased mainly due to lower sales and a sizable increase in brand support in  France and the UK.  These unfavorable impacts were partially offset by lower inventory obsolescence costs, reduced sales, marketing and supply chain infrastructure costs due to savings from restructuring actions and lower material pricing.  The decrease in Operating EBITDA margin was primarily due to significantly higher marketing costs as a percentage of sales.

Latin America

Net sales. The increase in Latin American sales was mainly due to the initial inventory purchases of a new distributor in Chile and improved sales in Mexico due to an adverse distributor inventory adjustment in the second quarter of 2005 that did not repeat in the same period in 2006 and higher sales in the club channel.

Operating EBITDA. The increase in Operating EBITDA was mainly related to the margin impact of higher sales, lower brand support and reduced marketing and selling administrative costs due to savings from restructuring actions, partially offset by the impact of a $1.3 million reversal of a currency loss in the second quarter of 2005 that did not repeat in 2006.  Operating EBITDA margin increased primarily due to higher gross profit percentage and lower marketing and selling costs as a percentage of sales.

Asia/Pacific

Net sales. Net sales in the Asia/Pacific region increased primarily due to timing of low margin sales in Australia between the first quarter and second quarter, partially offset by lower sales in Malaysia.

Operating EBITDA. Operating EBITDA and Operating EBITDA margin decreased primarily due to unfavorable sales mix.

Corporate Expenses

Corporate expenses increased from $6.2 million in the second quarter of 2005 to $6.7 million in the second quarter of 2006, primarily due to higher performance based incentive expense and litigation costs, partially offset by lower consulting and information technology costs and savings from restructuring actions.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table sets forth certain of the Company’s financial data for the six month periods ended June 30, 2005 and 2006 (totals may not foot due to rounding).

	Six Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006	Better/(Worse) than Prior Year
	(in millions)		as% of Net Sales		Dollars	%
Net sales	$155.1	$148.3	100%	100%	$(6.7)	(4)%
Cost of sales	64.7	61.6	42%	42%	3.1	5%
Gross profit	90.3	86.7	58%	58%	(3.7)	(4)%

Operating expenses:
Marketing and selling expenses	40.9	39.1	26%	26%	1.8	4%
Administration expenses	21.0	21.5	14%	15%	(0.5)	(2)%
Research and development expenses	0.9	1.0	1%	1%	(0.0)	(1)%
Amortization of intangibles	11.1	11.1	7%	7%	0.0	0%
Transaction fees	(0.1)	3.3	(0)%	2%	(3.4)	(3184)%
Restructuring expenses	1.9	3.6	1%	2%	(1.7)	(88)%
Total operating expenses	75.8	79.6	49%	54%	(3.8)	(5)%

Income from operations	14.6	7.1	9%	5%	(7.5)	(51)%

Other expenses (income):
Interest income	(0.5)	(0.4)	(0)%	(0)%	(0.1)	(23)%
Interest expense	23.0	24.7	15%	17%	(1.7)	(7)%
Other expense (income), net	(8.9)	1.5	(6)%	1%	(10.4)	(117)%
Total other expenses	13.7	25.9	9%	17%	(12.3)	(90)%

Income (loss) before income taxes	0.9	(18.8)	1%	(13)%	(19.7)	(2197)%

Provision for income taxes	3.9	2.9	3%	2%	1.0	25%
Net loss	$(3.0)	$(21.8)	(2)%	(15)%	$(18.7)	(618)%

Consolidated Results

Net sales. Overall, net sales declined in the six-month period ended June 30, 2006 compared to the six-month period ended June 30, 2005.  The decline was primarily related to lower sales in the EAME region, led by France, Italy and Portugal, as well as a foreign currency translation loss of approximately $3.1 million, most of which occurred in the EAME region.  In France and Italy, weakened economies continued to depress sales, and the decreased revenues for the first six months of 2006 also reflected the loss of consumers resulting from the publication in July 2005 of a now widely discredited study on the safety of aspartame. In France, these factors, as well as increased health consciousness, negatively affected the low-calorie sweetener category in general as well as the sugar category.  Sales declined in Portugal as the new distributor purchased more inventory than required to be on hand as of December 31, 2005 and a shift occurred in timing of shipments between quarters.  Sales also declined in Belgium, Ireland, Hungary, Greece and Germany, primarily as a result of lower consumer demand, weak economies and health concerns.  In South Africa, the conversion from a direct sales model to a distributor model caused declines in net sales, but this decline in revenue was more than offset by reduced infrastructure costs.  In Latin America and Asia/Pacific, sales decreased due mainly to reduced volumes in Mexico and foreign currency translation losses in Asia/Pacific.  In North America, despite reduced consumer demand, net sales improved in the grocery channel as ACH built inventory in connection with its role as a new distributor for the Company.  In the mass channel, sales improved due to abnormally high shipments related to customer system issues resulting in increased inventory levels.  Increased contract manufacturing activity also favorably impacted sales. Lower food service sales related to increased competition, unfavorable sales mix and increased trade marketing partially offset the improved sales in North America.

Cost of sales. The Company realized some improved efficiencies in its manufacturing conversion costs due to lower spending and headcount reductions and improved overhead absorption through contract manufacturing activities.  Favorable currency translation and lower inventory obsolescence costs also contributed to lower cost of sales. Increased freight and distribution costs partially offset these improvements. Overall, the gross profit as a percentage of net sales remained stable at 58% for the six months ended June 30, 2006 and June 30, 2005 as changes in sales mix offset the cost improvements previously described.

Operating expenses. Marketing and selling expenses decreased mainly due to lower brand support in all regions, favorable foreign currency translations and lower marketing and selling costs in the EAME, Latin America and Asia/Pacific regions due to lower volumes and savings from restructuring actions. These favorable impacts were partially offset by termination costs and higher commissions relating to the transition from H. J. Heinz Company to ACH as the Company’s exclusive distributor in the United States. Administration expenses improved due to the non-recurring $1.4 million charge related to the Food Brokers, LTD receivable that was incurred in the period ended June 30, 2005 after Food Brokers, LTD went into receivership. Lower consulting and information technology costs and savings related to restructuring actions also reduced administration expenses.  These favorable impacts were more than offset by an increase in corporate expenses related to higher performance based incentive expense and an increase in litigation costs. Transaction fees increased as a result of $3.3 million in expenses incurred in conjunction with the Second Lien Credit Agreement. During the six months ended June 30, 2006, the Company continued its restructuring initiatives to improve both financial results and the long-term value of the business. As a result of these actions, the Company recorded restructuring charges for workforce reductions of $3.6 million in the first six months of 2006 as compared to $1.9 million in the first six months of 2005. The restructuring charges incurred in the first six months of 2006 relate primarily to new employee termination costs in the EAME, Latin America and Asia/Pacific segments and are expected to be substantially paid by the end of the third quarter of 2006. Additional information regarding restructuring charges and the related liability can be found in Note 3 to the unaudited consolidated financial statements.

Interest. On June 23, 2006, the Company entered into the Second Lien Credit Agreement. The Second Lien Credit Agreement consists of an $85.0 million term loan, the net proceeds of which were used to prepay $77.9 million in borrowings outstanding under the Senior Credit Agreement.  The extinguishment of indebtedness under the Senior Credit Agreement resulted in an increase in interest expense due to the write-off of related deferred financing fees totaling $2.5 million.  In addition, the Company successfully closed the registered exchange offer of the Notes in October  2005 which resulted in the discontinuation of penalty interest. The penalty interest went into effect as the Company had not consummated the registered exchange offer prior to the previously agreed deadline. Net interest decreased as a result of the discontinuation of the penalty interest. The Company’s future interest expense is expected to increase as a result of higher interest bearing loans under the Second Lien Credit Agreement and the use of proceeds from the Second Lien Credit Agreement to prepay lower interest bearing loans under the Senior Credit Agreement. Loans outstanding under the Senior Credit Agreement had a weighted average interest rate of approximately 9.0% per annum prior to the closing of the Second Lien Credit Agreement.  The Company’s borrowings under the Senior Credit Agreement and Second Lien Credit Agreement had a weighted average interest rate of approximately 10.3% per annum upon the closing of the Second Lien Credit Agreement.

Other income/expense, net. The unfavorable variance of $10.4 million is mainly attributable to a $4.8 million currency gain on the euro-denominated debt for the six months ended June 30, 2005 as compared to a $1.9 million currency loss on the euro-denominated debt for the six month period ended June 30, 2006, as well as a $4.0 million unrealized gain on derivative instruments for the six month period ended June 30, 2005 as compared to a $0.7 million realized gain on derivative instruments for the six month period ended June 30, 2006.  In addition, the impact of a $1.3 million reversal of a currency loss in Latin America, occurring in the period ended June 30, 2005 and not repeating in the period ended June 30, 2006, also contributed to the unfavorable variance.  These items were partially offset by favorable balance sheet remeasurement impacts as compared to the period ended June 30, 2005.

Taxes. For the six months ended June 30, 2006, the Company recorded a $2.9 million tax provision on a loss before income taxes of $18.8 million. The unusual relationship of the Company’s tax provision to its pre-tax loss in the first six months of 2006 relates to a combination of factors.  These factors include increased tax loss carryforwards, primarily generated in the United States, for which the Company has not recorded a tax benefit, as well as provisions for future tax costs which may be incurred upon the potential repatriation of certain 2006 foreign earnings that are not deemed to be permanently reinvested.   With regard to the deferred income tax assets on the tax loss carryforwards, the Company determined that it has not satisfied the “more likely than not” test and has increased its total valuation allowance by $8.2 million in the first six months of 2006 to a total of $58.8 million. The Company will continue to assess the valuation allowances, and, to the extent the Company determines that such allowances are no longer required, these deferred income tax assets will be recognized in the future.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each reportable segment (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Six Months Ended June 30,		Better/(Worse) than Prior Year		Six Months Ended June 30,		Better/(Worse) than Prior Year
	2005	2006	$	%	2005	2006	$	%
	(in millions)				(in millions)

North America (2)	$57.5	$62.9	$5.4	9%	$18.8	$22.8	$4.1	22%
Operating EBITDA Margin					33%	36%	4%
EAME	71.8	60.7	(11.1)	(15)%	19.6	15.7	(3.9)	(20)%
Operating EBITDA Margin					27%	26%	(1)%
Latin America	15.6	14.7	(0.9)	(6)%	3.9	3.6	(0.3)	(8)%
Operating EBITDA Margin					25%	25%	(1)%
Asia/Pacific	10.1	9.9	(0.2)	(2)%	3.0	3.4	0.4	12%
Operating EBITDA Margin					30%	34%	4%

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

(2)             North America segment results exclude immaterial sales and $1.5 million of negative Operating EBITDA results related to a new product launch which management evaluates separately from this geographical segment.

North America

Net sales. Net sales improved in the grocery channel, despite reduced consumer demand, as ACH built inventory in connection with its role as a new distributor for the Company.  In the mass channel, sales improved due to abnormally high shipments related to customer system issues resulting in increased inventory levels.  Increased contract manufacturing activity also improved sales. Lower food service sales related to increased competition, unfavorable sales mix and increased trade marketing partially offset the improved sales in North America.

Operating EBITDA. The increase in Operating EBITDA was primarily related to the margin impact of the improved sales volumes, lower conversion costs related to reduced spending, improved overhead absorption costs related to increased contract manufacturing activities and lower brand support.  These favorable impacts were partially offset by higher selling costs due to increased sales volumes and commissions to the new distributor and increased distribution costs relating to fuel surcharges. Operating EBITDA margin increased due primarily to the favorable conversion costs and overhead absorption previously described.

EAME

Net sales. In EAME, sales declined primarily as a result of a $2.8 million unfavorable currency translation and lower sales across most of the region, led by France, Italy and Portugal.  In France and Italy, weakened economies continued to depress sales, and the decreased revenues for the first six months of 2006 also reflected the loss of consumers resulting from the publication in July 2005 of a now widely discredited study on the safety of aspartame.  In France, these factors, as well as increased health consciousness, negatively affected the low-calorie sweetener category in general as well as the sugar category.  In Portugal, the Company closed its office and converted its proprietary distribution operation into a third party distributor operation at the end of 2005. The new distributor acquired more inventory than normally required as part of its start-up of the distributorship, which caused unusually low sales to that distributor thus far in 2006.  In addition, sales were negatively impacted by a shift in shipments from June 2006 to July 2006. In addition, sales declined in Belgium, Ireland, Hungary, Greece and Germany, primarily impacted by factors including lower consumer demand, weak economies and health concerns.  In South Africa, a change from a direct sales model to a distributor model negatively impacted net sales, but this decline in revenue was more than offset by reduced infrastructure costs.  These negative variances were partially offset by slightly higher sales in the UK and Switzerland.

Operating EBITDA.  Operating EBITDA decreased mainly due to the margin impact of lower sales and an increase in brand support in France.  These negative impacts were partially offset by reduced brand support at the regional level, lower variable selling costs due to reduced sales, reduced supply chain, marketing and selling administration costs due to savings from restructuring actions, lower inventory obsolescence costs and the $1.3 million charge related to the Food Brokers, LTD receivable that was incurred in the period ended June 30, 2005 that did not recur in the corresponding period in 2006. The decrease in Operating EBITDA margin was primarily due to higher marketing costs as a percentage of sales and unfavorable sales mix partially offset by the favorable items previously described.

Latin America

Net sales. The decrease in Latin American sales was mainly due to lower sales volumes in Mexico and Colombia. In the six months ended June 30, 2005, a new product was launched in Mexico, whereas no new product launch occurred in the same period in 2006.  In Colombia, a decline in the category and a shift in the timing of sales orders negatively impacted sales.  Improved sales in Chile and Ecuador partially offset the sales declines in Mexico and Colombia.

Operating EBITDA. The decrease in Operating EBITDA was mainly related to the margin impact of lower sales, increased manufacturing and inventory obsolescence costs and the impact of a $1.3 million reversal of a currency loss in the second quarter of 2005 that did not repeat in the corresponding period in 2006. These impacts were partially offset by lower brand support primarily in Mexico due to the absence of a product launch in the first six months of 2006 and reduced marketing and selling administrative costs due to savings from restructuring actions.  Operating EBITDA margin decreased slightly primarily due to lower gross profit percentage offset by lower marketing and selling costs as a percentage of sales.

Asia/Pacific

Net sales. Net sales in the Asia/Pacific region decreased primarily due to foreign currency translation losses.  Sales increases in Australia/New Zealand and Thailand were offset by sales decreases in Malaysia, Hong Kong and Indonesia.

Operating EBITDA. Operating EBITDA and Operating EBITDA margin increased due to reductions in brand support and selling and general administrative costs due to savings from restructuring actions, mainly in Australia and India.

Corporate Expenses

Corporate expenses increased from $12.3 million in the first six months of 2005 to $14.1 million in the first six months of 2006, primarily due to higher performance based incentive expense and litigation costs, partially offset by lower consulting costs, information technology costs and savings related to restructuring actions.

Liquidity and Capital Resources

The Company’s liquidity needs are primarily met through internally generated cash flow. From time to time, the Company borrows money under its revolving line of credit under the Senior Credit Agreement. The Company’s primary uses of cash are cost of sales, operating expenses, debt service, capital expenditures and distributions to its stockholder. The Company’s foreign subsidiaries generated approximately 59% of its consolidated net sales during the six months ended June 30, 2006, and it has relied upon the repatriation of cash from its foreign subsidiaries to satisfy many of its cash requirements. Historically, the Company had received a vast majority of funds from its foreign subsidiaries through its Swiss subsidiary in the form of payments pursuant to a promissory note. This promissory note was repaid in full in January 2006. On March 30, 2006, Merisant issued a revolver note to its Swiss subsidiary, which will mature in 2011. Merisant may borrow up to $200 million from its Swiss subsidiary during the term of the revolver note, and the Company expects to repatriate cash to the United States through borrowings under this revolver note.

Accounts receivable levels, time to payment and inventory levels impact the amount of internally generated cash flow. The following table shows information with respect to the Company’s accounts receivable and inventory at December 31, 2005 and June 30, 2006. Accounts receivable decreased in the six months ended June 30, 2006 primarily due to the transition to a new distributor in the United States with improved terms and collections as compared to the previous distributor.  The decrease in inventory resulted from the purchase of significant aspartame inventory in 2005 to satisfy a minimum volume commitment, and this excess inventory is being consumed throughout 2006.

	December 31, 2005	June 30, 2006

Accounts receivable (in millions)	$66.3	$61.7
Days sales outstanding	78	75
Inventory (in millions)	$29.2	$22.2
Days sales in inventory	81	63

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

For the six months ended June 30, 2006, net cash provided by operating activities was $11.0 million, whereas in the six months ended June 30, 2005, net cash used in operating activities was $1.0 million. Operating cash flows increased $12.0 million versus the six months ended June 30, 2005, due to an increase in the contribution from working capital of $17.2 million, partially offset by decreased net income after adjusting for non-cash items. The contribution from working capital increased mainly due to a significant decrease in accounts receivable due to improved terms with a key distributor, reduction in other receivables due to the collection of funds related to the sale of the South African subsidiary and lower aspartame inventories as the Company consumes significant quantities purchased in 2005 to satisfy a minimum volume commitment.

Net cash used in investing activities totaled $1.3 million for the six months ended June 30, 2006 and the six months ended June 30, 2005.

For the six months ended June 30, 2006, financing activities used $8.3 million in cash as compared to providing $3.2 million in cash for the six months ended June 30, 2005.  In the six months ended June 30, 2006, cash was provided from borrowings of $85.0 million under the Company’s Second Lien Credit Agreement, but the proceeds were used fully to prepay borrowings under the Company’s Senior Credit Agreement and for costs relating to the Second Lien Credit Agreement.  Additional funds obtained from the Company’s sale of its South African subsidiary were used to prepay existing debt obligations under the Term A and Term B loans in accordance with the terms of the Senior Credit Agreement.  For the six months ended June 30, 2006, the Company also used cash to pay its scheduled principal payments under the Senior Credit Agreement and to pay fees related to amendments to its Senior Credit Agreement, as was also the case for the period ended June 30, 2005.  In addition, distributions of $0.5 million and $0.6 million were made to the Company’s sole stockholder in the first six months of 2006 and 2005, respectively, for the purpose of paying financing fees and other administrative expenses.

Capital Expenditures

Capital expenditures in 2006 are expected to be in the range of $3.0 million to $5.0 million. The Company believes that internally generated cash flow, together with borrowing available under its  Senior Credit Agreement, will be sufficient to fund capital expenditures over the next 12 months.

Financing

On July 11, 2003, Merisant issued $225.0 million principal amount of its Notes and refinanced its then existing credit facility with the Senior Credit Agreement.  A portion of the proceeds of the Notes and the Senior Credit Agreement were used to pay a dividend to the stockholders of Merisant Worldwide.

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

As part of Merisant’s refinancing in 2003, the Company incurred significant financing costs that are being amortized in accordance with the terms of the respective debt instruments. As of June 30, 2006, the deferred financing cost balance related to the refinancing of the Senior Credit Agreement, the issuance of the Notes in July 2003, the 2005 registered exchange offer with respect to the Notes and the execution of any subsequent amendments to the Senior Credit Agreement was approximately $11.3 million.

Merisant has sought and obtained amendments to the Senior Credit Agreement from time to time.  The Company faced an issue in the first quarter of 2006 with a possible immediate default under the Senior Credit Agreement as a result of continued declines in Bank EBITDA.  Merisant successfully completed the Fourth Amendment to the Senior Credit Agreement on March 29, 2006, which amended the financial covenants as of December 31, 2005, adjusted the financial covenants through the maturity date of loans outstanding under the Senior Credit Agreement, incorporated new financial covenants, adjusted the interest rate on borrowings under the Senior Credit Agreement, amended the definition of Bank EBITDA to provide additional “add backs” related to the Company’s restructuring and new product development efforts, and amended certain other covenants.  The Fourth Amendment also required Merisant to raise approximately $85.0 million of new borrowings under the Senior Credit Agreement before January 2, 2007, including pursuant to loans secured by a second lien on all of the assets that secure loans outstanding under the Senior Credit Agreement.

On June 23, 2006, Merisant completed the Fifth Amendment to the Senior Credit Agreement concurrent with the closing of the Second Lien Credit Agreement.  The Fifth Amendment amended the Senior Credit Agreement to accommodate the Second Lien Credit Agreement and to effect certain other amendments that were intended to facilitate a de-leveraging of Merisant’s capital structure.  The amendments include exceptions to the restrictive covenants to permit, subject to certain limitations and subject to the restrictions contained in the indenture governing the Notes:

•                                          the issuance of certain preferred stock by Merisant Worldwide;

•                                          the issuance of up to an aggregate of $100.0 million of payment-in-kind (“PIK”) notes and additional secured indebtedness;

•                                          additional restricted payments up to $10.0 million each fiscal year;

•                                          the exchange by Merisant Worldwide or Merisant of capital stock of Merisant Worldwide, PIK notes or additional secured PIK indebtedness for Merisant Worldwide’s 12 ¼% Senior Subordinated Discount Notes due 2014 (the “Senior Subordinated Discount Notes”) or the Notes or the repurchase of the Notes or Senior Subordinated Discount Notes with the net cash proceeds from the issuance of such capital stock, PIK notes or additional secured PIK indebtedness so long as the Notes and the Senior Subordinated Discount Notes are cancelled in connection with any such transaction; and

•                                          the acquisition by Merisant Worldwide and Merisant of the Notes or Senior Subordinated Discount Notes in transactions permitted under the restricted payment covenant.

In addition, the beneficial owners of the Notes and the Senior Subordinated Discount Notes may acquire the common stock of Merisant Worldwide without triggering a change of control event of default so long as the original investors in Merisant Worldwide continue to control of record and beneficially, directly or indirectly, at least 51% of the outstanding common stock of Merisant Worldwide.

Merisant consummated the Second Lien Credit Agreement on June 23, 2006.  The Second Lien Credit Agreement provides for an $85.0 million term loan facility, which was drawn in a single draw at closing. The maturity date of the term loan is June 11, 2010.

Depending on the type of borrowing by Merisant, the applicable interest rate under the Second Lien Credit Agreement is calculated as a per annum rate equal to (a) LIBOR plus 850 basis points or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.5% plus (ii) 750 basis points.  As of June 30, 2006, there were $85.0 million in term loans outstanding under the Second Lien Credit Agreement at an interest rate of 13.98%.

The Second Lien Credit Agreement contains provisions for mandatory prepayments from 100% of the net cash proceeds of asset sales, recovery events and debt issuances and 50% of the net cash proceeds of equity issuances, subject to certain exceptions.  The Company may prepay the terms loans under the Second Lien Credit Agreement in whole or in part at any time.  If Merisant makes any such payments during the first three years of the credit facility, Merisant must pay a premium of 3%, 2% and 1% of the aggregate principal amount of term loans prepaid in the first, second and third years of the Second Lien Credit Agreement, respectively, except that these prepayment premiums will be reduced to 1.5%, 1% and 0.5%, respectively on the first $25.5 million aggregate principal amount of the term loans prepaid with the net cash proceeds from an equity issuance by Merisant Worldwide.

The obligations under the Second Lien Credit Agreement are guaranteed by Merisant Worldwide and Merisant’s domestic subsidiaries, and are secured by a lien on substantially all of the assets of Merisant, Merisant Worldwide and each subsidiary guarantor, including a pledge of 65% of the ownership interests in each first-tier foreign subsidiary held by a guarantor, with certain exceptions.

The Second Lien Credit Agreement increased the aggregate principal amount of Merisant’s indebtedness by $7.2 million, and Merisant’s interest expense will increase as a result of the transaction.  The Company’s loans outstanding under the Senior Credit Agreement had a weighted average interest rate of approximately 9.0% per annum prior to the closing of the Second Lien Credit Agreement.  The Company’s borrowings under the Senior Credit Agreement and Second Lien Credit Agreement had a weighted average interest rate of approximately 10.3% per annum upon the closing of the Second Lien Credit Agreement.  The interest rates on loans outstanding under the Senior Credit Agreement reverted to Euro-LIBOR plus 325 basis points on Euro-denominated term A loans, or 6.1% per annum, and LIBOR plus 325 basis points on term B loans and revolving loans, or 8.4% per annum, upon the closing of the Second Lien Credit Agreement.

Intercreditor Arrangements.  The loans outstanding under the Second Lien Credit Agreement are secured by a second lien on all of the assets that secure loans outstanding under the Senior Credit Agreement.  In connection with the closing of the Second Lien Credit Agreement, Merisant, Merisant Worldwide, lenders under the Senior Credit Agreement (the “First Lien Lenders”), the lenders under the Second Lien Credit Agreement (the “Second Lien Lenders”), Credit Suisse, as agent to the first lien lenders, and Wells Fargo Bank, National Association, as agent for the second lien lenders, entered into an Intercreditor Agreement.  The Intercreditor Agreement subordinates the liens securing the obligations under the Second Lien Credit Agreement to the liens securing the obligations under the Senior Credit Agreement.  The Intercreditor Agreement restricts amendments to the Senior Credit Agreement and the Second Lien Credit Agreement.  Certain amendments to the Senior Credit Agreement or the Second Lien Credit Agreement require the prior consent of the administrative agent for the other credit facility acting at the direction of the requisite lenders for that facility.  The aggregate principal of loans under the Senior Credit Agreement may not exceed $175.0 million plus interest that has been capitalized under the Senior Credit Agreement that does not exceed the applicable base rate plus a margin of 6% per annum, exclusive of any default interest.  This limitation will be further reduced by any permanent repayments of principal and reductions or eliminations of commitments under the Senior Credit Agreement.  The aggregate principal amount of loans outstanding under the Second Lien Credit Agreement may not be increased.  In addition, neither the Senior Credit Agreement nor the Second Lien Credit Agreement may be amended to provide for covenants, representations or warranties, events of default, rights or remedies which are, in the aggregate, on terms less favorable to the lenders under the other credit facility or increase the amount of interest by an applicable margin of more than 6% with no more than 4% of any such increase payable in cash, exclusive, in each case, of default interest.

Restrictive Covenants and Bank EBITDA.  The indenture governing the Notes, the Senior Credit Agreement and the Second Lien Credit Agreement contain certain covenants that limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, restricted payments (including dividends) and mergers and consolidations, subject to certain exceptions.  In addition, the Senior Credit Agreement and the Second Lien Credit Agreement require Merisant to maintain compliance with a consolidated first-lien leverage ratio covenant, a consolidated senior leverage ratio covenant, a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, and a consolidated fixed charge coverage ratio covenant.  The representations, warranties, covenants and defaults in the Second Lien Credit Agreement are substantially similar to the representations, warranties, covenants and defaults in the Senior Credit Agreement in all material respects, except that certain negative covenants are less restrictive on the Company’s and its subsidiaries’ business and operations and the financial covenant ratios are less restrictive, in each case, than those set forth in the Senior Credit Agreement.

As noted above, the Senior Credit Agreement and the Second Lien Credit Agreement contain financial covenants that require Merisant to maintain certain ratios. These ratios are measured on the basis of Bank EBITDA for the four fiscal quarters ending at least 45 days prior to the payment date.  Bank EBITDA is described here because it is the measure upon which the covenants contained in the Senior Credit Agreement are measured.  However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information with respect to assessing the Company’s compliance with covenants under its primary debt obligations, this measure should not be considered in isolation from, or as a substitute for, consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to, similarly titled measures used by other companies.

Bank EBITDA as defined under the Senior Credit Agreement and the Second Lien Credit Agreement excludes interest expense, income tax expense, depreciation and amortization as well as the certain other expenses and non-cash items, including:

•                                          any extraordinary, unusual or non-recurring non-cash expenses or losses (including non-cash losses on sales of assets outside of the ordinary course of business);

•                                          non-cash contributions and other non-cash compensation expense;

•              non-cash losses attributable to equity in non-consolidated subsidiaries;

•                                          transaction costs associated with the 2003 recapitalization transaction which are expensed and not amortized;

•                                          any non-cash foreign currency translation adjustments;

•                                          any extraordinary or non-recurring cash losses or expenses arising from restructuring not to exceed in the aggregate (A) if such period ends prior to January 1, 2004 (for Senior Credit Agreement), (B) if such period ends prior to January 1, 2006, $14,600,000, (C) if such period begins on or after January 1, 2006, (x) $11,000,000 with respect to any such non-recurring cash losses or expenses arising from the implementation of the Company’s plan known as “Project Arrow” and related restructuring, (y) $4,000,000 with respect to any such non-recurring cash losses or expenses arising from the transition from H.J. Heinz Company to ACH Food Companies, Inc. as exclusive distributor to the Company and its subsidiaries in the United States; and (z) any cash expenses incurred in connection with (i) any waiver of a default or event of default and any amendment to the Senior Credit Agreement including the fees and expenses of any attorneys and financial advisers retained by the administrative agent pursuant thereto with respect to any such waiver or amendment and (ii) the negotiation, execution and closing of the Second Lien Credit Agreement and any waiver of a default or event of default and any amendment to the Second Lien Credit Agreement including the fees and expenses of any attorneys and financial advisers retained by the administrative agent with respect to any such waiver or amendment; and

•                                          expenses incurred by the Company or any subsidiary prior to January 1, 2007 in connection with the development and commercialization of the all-natural, zero-calorie sweetener to be marketed under the Sweet Simplicity™ trademark, in an amount not to exceed in the aggregate $3,000,000.

Bank EBITDA for the six months ended June 30, 2006 was $31.5 million. Merisant was in compliance with its covenants under the Senior Credit Agreement, as amended, and the Second Lien Credit Agreement at June 30, 2006.

The following table illustrates the reconciliation of Bank EBITDA to cash flow from operating activities, which management believes is the most nearly equivalent GAAP measure:

Six Months Ended June 30, 2006
(in millions)
Net cash provided by operating activities	$11.0
Provision for income taxes, net of deferred income tax provision	0.4
Interest expense, net of non-cash interest expense	22.9
Cash costs of refinancing	0.8
Restructuring expenses (a)	3.6
Other items (b)	2.3
Equity in (income) loss of affiliates	0.0
Net change in operating assets and liabilities	(9.5)
Bank EBITDA	$31.5

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Operations

With approximately 64% and 59% of Merisant’s consolidated total net sales generated by its subsidiaries outside of the United States in the six months ended June 30, 2005 and 2006, respectively, Merisant’s ability to obtain funds necessary to meet its obligations is subject to applicable laws, foreign taxes and intercompany pricing laws, including those relating to the flow of funds between Merisant’s foreign affiliates pursuant to, for example, purchase agreements, licensing agreements or other arrangements. Historically, the Company received a vast majority of funds from its foreign affiliates through its Swiss subsidiary in the form of payments pursuant to a promissory note. The note was repaid in full in January 2006. On March 30, 2006, Merisant issued a revolver note to its Swiss subsidiary, which will mature in 2011. Merisant may borrow up to $200 million from its Swiss subsidiary during the term of the revolver note, and the Company expects to repatriate cash to the United States through borrowings under this revolver note. Regulators in the United States and other foreign countries where Merisant operates may closely monitor its corporate structure and how it effects intercompany fund transfers.

In addition, as of June 30, 2006, foreign affiliates comprised approximately 45% of Merisant’s consolidated total assets. Accordingly, the Company has been, and will continue to be, exposed to foreign exchange risk.

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

A significant portion of the Company’s debt bears interest at a fixed rate. Interest rate exposure results from Merisant’s floating rate borrowings. For the six month period ended June 30, 2006, a 1.0% per annum increase or decrease in interest rates would have resulted in an increase or decrease in cash interest costs for the Company’s Term A and Term B loans of approximately $1.1 million, excluding the impact from the interest rate derivatives that were still in place for the majority of the three month period ended March 31, 2006.

In the normal course of business, Merisant identifies risks relating to foreign currency exchange rates and interest rates and mitigates their financial impact through corporate policies and, at times, through the use of derivative financial instruments. Merisant uses derivatives only where there is an underlying exposure and does not use them for trading or speculative purposes. The counter parties to the hedging activities are highly rated financial institutions. The Company did not have any foreign currency forward exchange contracts or interest rate derivatives outstanding at June 30, 2006.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2005 of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures needed improvement and were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files with the SEC or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In making this conclusion, the Chief Executive Officer and Chief Financial Officer considered the material weaknesses in the Company’s internal controls over financial reporting and the status of the corrective actions to remedy those material weaknesses described below. In its reevaluation of the Company’s disclosure controls and procedures as of June 30, 2006, the Chief Executive Officer and the Chief Financial Officer noted certain incremental improvements. However, the Company has not formally documented and tested all of its potentially remediated controls to affirmatively conclude that such controls are operating effectively.

The certifications of the Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 appear as exhibits to this report. The disclosures set forth in this Item 4 contain information concerning the evaluation of the Company’s disclosure controls and procedures, and changes in internal controls over financial reporting, referred to in paragraphs 4(b) and (c) of the certifications. The certifications should be read in conjunction with this Item 4 for a more complete understanding of the topics presented.

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

During and prior to the periods covered by this report, the Company has taken steps to improve its control activities and procedures over financial reporting. The Company continues to make further enhancements with regards to its entity level disclosure controls. These actions include the following enhancements.

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

•                  In 2006, the Company continues to reassess its analytical procedures to ensure that each inventory account and the post physical inventory adjustment is thoroughly analyzed and reviewed.

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

Accrued Trade Promotions. The accrued trade promotion account was reconciled at year-end and quarter-ends. Throughout 2005 and the first six months of 2006, the Company has continued to refine its detailed methodology for estimating and accruing trade marketing expenses.

The Company believes that the changes it has implemented are sufficient to mitigate the material weaknesses described above. However, while the Company has enhanced the design of the current controls and implemented additional controls, there are still opportunities for additional improvements in certain areas. Additionally, the Company has not yet formally tested the on-going effectiveness of the new controls. In addition to the continuing efforts described above, the Company has made significant progress in documenting, testing and remediating its system of internal controls in preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the rules and regulations of the SEC promulgated thereunder, with which it must be in compliance by December 31, 2007.

Changes in Internal Control Over Financial Reporting

Except as otherwise described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation concerning its business operations.

In October 2004, Merisant requested the National Advertising Division of the Council of Better Business Bureaus, referred to as the NAD, to review advertising and other claims made by McNeil Nutritionals, LLC (“McNeil”) in connection with its Splenda® brand sweetener. Merisant believed and continues to believe McNeil’s Splenda® advertising to be false and misleading. Despite McNeil’s previous use of the NAD for such disputes and the NAD’s industry-wide, self-regulatory nature, McNeil refused to allow their advertising claims to be judged by the NAD and instead sought to have the issue considered by the United States District Court for the District of Puerto Rico. Under NAD rules, McNeil’s filing in Puerto Rico precluded the NAD from reviewing the matter or referring McNeil’s advertising to the Federal Trade Commission. In order to have McNeil’s advertising addressed by a jury and court in the continental United States familiar with McNeil’s claims, on November 26, 2004, Merisant filed a federal and state false advertising complaint against McNeil in the United States District Court for the Eastern District of Pennsylvania. That suit continues today and seeks to have McNeil’s Splenda® campaign stopped because of its misleading nature and seeks significant damages resulting from the impact McNeil’s false advertising has had on Merisant’s sales. On January 13, 2005, McNeil voluntarily dismissed its action in Puerto Rico and in April 2005 McNeil amended its answer to the Company’s complaint in the Pennsylvania action to add a counterclaim against the Company alleging that its Equal® Sugar Lite™ packaging and advertising were misleading. McNeil has dismissed its counterclaim relating to Equal® Sugar Lite™ packaging and advertising and on July 7, 2006, the court entered a dismissal with prejudice of those claims.

On February 15, 2006, a putative consumer class action lawsuit was filed against the Company in the United District Court for the Northern District of Illinois Eastern Division alleging that the Company’s Equal® Sugar Lite™ packaging and advertising were misleading. The plaintiffs alleged that on a volumetric basis, Equal® Sugar Lite™ does not deliver half the calories of a cup of sugar.  On April 17, 2006, the Company filed a motion to dismiss the lawsuit for failure to state a claim upon which relief may be granted.  On June 14, 2006, the court entered a stipulation of dismissal of this lawsuit with prejudice.

The Company is subject to various other claims, pending and possible legal actions for product liability and other damages, and other matters arising out of the conduct of the Company’s business, including tax uncertainties arising from doing business in various European jurisdictions. Some on-going legal proceedings have been disclosed in previous reports, but are not required to be disclosed in this report because no material changes in those proceedings occurred during the period covered by this report. The Company believes, based on current knowledge, recorded accruals, and consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A.  Risks Related to Our Business

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in the Company’s report on Form 10-K.

Item 4.    Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of Merisant Worldwide was held on May 23, 2006 at which the stockholders elected directors and ratified the appointment of BDO Seidman, LLP as Merisant Worldwide’s independent auditor.  The stockholders elected Paul Block, Robert Albus, Arnold Donald, Alec Machiels and Adam Stagliano as directors of Merisant Worldwide for an additional one-year term by a vote of  8,682,416 shares in favor, 1,603 shares opposed and 405,361 shares abstaining.  All stockholders voting on the issue of the appointment of BDO Seidman, LLP as independent auditor voted in favor of that resolution.

On July 20, 2006, the stockholders of Merisant Worldwide took action by written consent to elect Mr. David House as a director.

On May 23, 2006, Merisant Worldwide, in its capacity as the sole stockholder of Merisant, elected Mr. Block, Mr. Albus, Mr. Donald, Mr. Machiels and Mr. Stagliano as the directors of Merisant for an additional one-year term.

Item 6. Exhibits

Exhibit No.	Description
10.1

Second Lien Credit Agreement, dated June 23, 2006, among Merisant Company, as borrower, Merisant Worldwide, Inc. and certain subsidiaries of Merisant Company, as guarantors, Credit Suisse, as administrative agent, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Merisant Company’s Form 8-K filed on June 27, 2006).

10.2

Second Lien Security Agreement, dated June 23, 2006, among Merisant Company, Merisant Worldwide, the lenders thereunder, Wells Fargo Bank, National Association, as collateral agent, Jefferies & Company, Inc. and Credit Suisse Securities (USA) LLC, as joint lead arrangers, Credit Suisse, as collateral agent and Credit Suisse Securities (USA) LLC, as documentation agent (incorporated by reference to Exhibit 10.2 of Merisant Company’s Form 8-K filed on June 27, 2006).

10.3

Intercreditor Agreement, dated June 23, 2006, among Merisant Company, Merisant Worldwide, Inc., the subsidiary guarantors, Credit Suisse, as administrative agent under the Senior Credit Agreement, and Wells Fargo Bank, National Association, as a administrative agent under the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.3 of Merisant Company’s Form 8-K filed on June 27, 2006).

10.4

Fifth Amendment to Senior Credit Agreement, dated June 23, 2006, among Merisant Company, Merisant Worldwide, Inc., certain subsidiaries of Merisant Company, as guarantors, the lenders thereunder and Credit Suisse, Cayman Islands Branch (formerly Credit Suisse First Boston), as administrative agent (incorporated by reference to Exhibit 10.4 of Merisant Company’s Form 8-K filed on June 27, 2006).

10.5

Amended and Restated Security Agreement, dated June 23, 2006, among guarantors named on the signature page thereto, and Credit Suisse, Cayman Islands Branch (formerly Credit Suisse First Boston), as collateral agent (incorporated by reference to Exhibit 10.5 of Merisant Company’s Form 8-K filed on June 27, 2006).

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

MERISANT COMPANY

Date: August 11, 2006	By:	/s/ Anthony J. Nocchiero
Anthony J. Nocchiero
Chief Financial Officer
(on behalf of the Company and in capacity
of principal financial officer)