Form 10-Q
period 2006-09-30
MERISANT CO
filed 2006-11-13
CIK 1270597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 13, 2006, the registrant had 100 shares of common stock, par value $0.01 per share, outstanding, all of which were owned by Merisant Worldwide, Inc.

MERISANT COMPANY

INDEX TO REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements of Merisant Company

MERISANT COMPANY
Unaudited Consolidated Balance Sheets
(Dollars In Thousands, Except Per Share Amounts)

	At December 31,	At September 30,
	2005	2006
ASSETS
Cash and cash equivalents	$18,064	$9,692
Trade accounts receivable, net of allowances of $3,616 and $249, respectively	66,323	62,713
Other receivables	10,793	5,881
Inventories	29,201	20,055
Prepaid expenses and other assets	2,753	3,498
Current portion of note receivable from director	970	970
Deferred income taxes	474	773
Total current assets	128,578	103,582
Property and equipment, net	29,681	24,061
Trademarks and other intangible assets, less accumulated amortization of $128,587 and $152,821, respectively	213,432	189,198
Goodwill	107,209	107,209
Deferred financing costs, less accumulated amortization of $5,995 and $6,712, respectively	13,705	14,542
Non-current portion of note receivable from director	3,430	2,596
Investment in equity affiliate	362	383
Other non-current assets	1,309	1,171
Total assets	$497,706	$442,742

LIABILITIES AND STOCKHOLDER’S DEFICIT
Accounts payable	$16,237	$13,752
Income taxes payable	1,933	1,055
Accrued interest expense	12,855	6,269
Accrued trade and consumer promotions	18,648	12,999
Accrued expenses and other liabilities	18,692	17,588
Current maturities of long-term obligations	25,750	8,187
Total current liabilities	94,115	59,850
Long-term obligations	415,428	429,472
Deferred income tax liabilities	14,317	17,998
Other liabilities	14,257	13,135
Total liabilities	538,117	520,455
Commitments and contingencies (Note 8)
Stockholder’s Deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Due for purchase of shares in Merisant Worldwide, Inc.	(767)	(767)
Retained deficit	(32,613)	(70,194)
Accumulated other comprehensive loss	(7,031)	(6,752)
Total stockholder’s deficit	(40,411)	(77,713)
Total liabilities and stockholder’s deficit	$497,706	$442,742

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT COMPANY
Unaudited Consolidated Statements of Operations and
Comprehensive Income (Loss)
(Dollars In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net sales	$75,072	$68,430	$230,136	$216,726
Cost of sales	31,420	29,720	96,157	91,339

Gross profit	43,652	38,710	133,979	125,387

Operating expenses:
Marketing and selling expenses	17,113	17,025	57,987	56,134
Administration expenses	9,514	9,062	31,495	31,543
Amortization of intangible assets	5,554	5,553	16,662	16,661
Transaction fees	—	—	(107)	3,300
Net loss on long lived assets	301	7,788	301	7,788
Restructuring expenses	342	1,441	2,254	5,037

Total operating expenses	32,824	40,869	108,592	120,463

Income (loss) from operations	10,828	(2,159)	25,387	4,924

Other expense (income):
Interest income	(137)	(104)	(607)	(468)
Interest expense	11,697	12,141	34,719	36,882
Other expense (income), net	(1,175)	(1,094)	(10,068)	444

Total other expense	10,385	10,943	24,044	36,858

Income (loss) before income taxes	443	(13,102)	1,343	(31,934)
Provision for income taxes	1,376	2,206	5,306	5,147

Net loss	$(933)	$(15,308)	$(3,963)	$(37,081)

Net loss from above	$(933)	$(15,308)	$(3,963)	$(37,081)
Other comprehensive income (loss)	1,051	(581)	(2,121)	279

Total comprehensive income (loss)	$118	$(15,889)	$(6,084)	$(36,802)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT COMPANY
Unaudited Consolidated Statement of Stockholder’s Deficit
(Dollars In Thousands)

	Common Stock	Due for Purchase of Shares in Merisant Worldwide, Inc.	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2005	$—	$(767)	$(32,613)	$(7,031)	$(40,411)
Foreign currency translation adjustment	—	—	—	279	279
Distribution to Merisant Worldwide, Inc.	—	—	(500)	—	(500)
Net loss	—	—	(37,081)	—	(37,081)
Balance at September 30, 2006	$—	$(767)	$(70,194)	$(6,752)	$(77,713)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT COMPANY
Unaudited Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Nine Months Ended September 30,
	2005	2006
Operating Activities
Net loss	$(3,963)	$(37,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,036	6,527
Net loss on long lived assets	301	7,788
Gain on liquidation or sale of subsidiary	—	(888)
Amortization of intangible assets	16,662	16,661
Amortization of deferred financing costs	1,892	2,330
Write off of deferred financing costs	—	2,478
Euro-denominated loan foreign exchange (gain) loss	(5,228)	2,169
Unrealized gain on derivative instruments	(4,782)	—
Realized gain on derivative instruments	—	(694)
Equity in income of affiliate	(93)	(21)
Deferred income tax provision	1,465	3,416
Changes in operating assets and liabilities:
Trade accounts receivable	11,584	5,109
Other receivables	4,999	5,768
Inventories	(10,517)	9,900
Prepaid expenses and other assets	690	(579)
Accounts payable	(7,866)	(2,558)
Accrued expenses and other	(8,090)	(15,970)
Net cash provided by operating activities	5,090	4,355
Investing Activities
Proceeds from sale of property and equipment	96	207
Purchases of property and equipment	(3,116)	(1,652)
Net cash used in investing activities	(3,020)	(1,445)
Financing Activities
Net borrowings (payments) under revolving credit facility	12,000	(16,000)
Borrowings under long-term obligations	—	85,095
Principal payments on long-term obligations, excluding revolving credit facility	(7,321)	(74,517)
Payment of deferred financing costs	(1,399)	(5,644)
Distributions to stockholder	(1,023)	(500)
Net cash provided by (used in) financing activities	2,257	(11,566)
Effect of exchange rate on cash and cash equivalents	(394)	284
Net increase in cash and cash equivalents	3,933	(8,372)

Cash and cash equivalents at beginning of period	9,096	18,064
Cash and cash equivalents at end of period	$13,029	$9,692

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

The Company adopted FASB No. 123(R), “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95” on January 1, 2006, which requires a fair value approach to expensing the cost of stock-based payments to employees. Adoption of this pronouncement had no impact on the Company’s consolidated financial statements.  The Company is in the process of evaluating the impact, if any, that the adoption of FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes” (“FIN 48”), will have on the Company’s consolidated financial statements.  The purpose of FIN 48 is to increase the relevance and comparability in financial reporting of income taxes through clarification and consistent criteria in the accounting for uncertainty in income taxes and to require more complete information for users of the financial statements through expanded disclosures.  Adoption of FIN 48 is required by the first interim reporting period in 2007.

2.                        Segment Information

The Company manufactures and markets primarily low-calorie tabletop sweeteners globally. Therefore, the Company’s reportable segments are organized and managed principally by geographic region:  North America; Europe/Africa/Middle East, referred to as EAME; Latin America; and Asia/Pacific. The Company’s management reviews Operating EBITDA to evaluate segment performance and allocate resources. Operating EBITDA consists of segment earnings before interest expense, income tax expense, depreciation and amortization as well as items such as expenses related to start up costs, restructuring charges, certain significant charges related to new product development and launch costs, costs related to the transition to a new exclusive distributor in the United States and certain other non-cash or excludable charges or losses. Other expense (income), net, as reported in the unaudited consolidated financial statements, is included in Operating EBITDA of the respective reportable segments, except for the portion of other expense (income), net that relates to the foreign currency transaction gains or losses associated with the Company’s euro-denominated debt (see Note 6), unrealized gains or losses on derivative instruments and certain other non-recurring gains and non-cash losses. Corporate expenses include corporate staff and related amounts. Corporate expenses, interest and other expenses and the provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment performance reviewed by management. The Company launched a new product line in North America in the first quarter of 2006 which management will be evaluating and managing separately from its other North American operations. As such, this item will also be excluded from the measure of segment performance reviewed by management. The Company’s assets, which are principally in the United States and Europe, are also managed geographically. A summary of the Company’s results of operations by reportable segment for the three and nine months ended September 30, 2005 and 2006 is as follows:

For the Three Months Ended September 30, 2005

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$29,482	$31,940	$8,169	$5,481	$75,072

Operating EBITDA	$11,741	$10,327	$2,173	$1,000	$25,241
Less (plus):
Corporate expenses					5,497
Restructuring expense					342
Depreciation expense					2,758
Net loss on long lived assets					301
Amortization expense					5,554
Currency gain on euro debt					(428)
Unrealized gain on derivative instruments					(800)
Other non-cash expense					14
Other income, net					1,175
Income from operations					10,828
Interest expense, net					11,560
Other income, net					(1,175)
Income before income taxes					$443

For the Three Months Ended September 30, 2006

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$25,854	$27,388	$9,612	$5,566	$68,420
Net sales related to new product launch					10
Total consolidated net sales					$68,430

Operating EBITDA	$8,983	$8,097	$3,093	$1,380	$21,553
Less (plus):
Corporate expenses					5,236
Restructuring expense					1,441
Depreciation expense					2,151
Net loss on long lived assets					7,788
Amortization expense					5,553
Currency loss on euro debt					241
Gain on liquidation or sale of subsidiary					(1,119)
Loss related to new product launch					1,217
Transition costs for new exclusive distributor in the United States					106
Other non-cash expense					4
Other income, net					1,094
Loss from operations					(2,159)
Interest expense, net					12,037
Other income, net					(1,094)
Loss before income taxes					$(13,102)

For the Nine Months Ended September 30, 2005

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$87,020	$103,751	$23,800	$15,565	$230,136

Operating EBITDA	$30,536	$29,907	$6,122	$4,003	$70,568
Less (plus):
Corporate expenses					17,829
Restructuring expense					2,254
Depreciation and impairment expense					8,036
Net loss on long lived assets					301
Amortization expense					16,662
Currency gain on euro debt					(5,228)
Unrealized gain on derivative instruments					(4,783)
Provision for doubtful accounts excluded from Operating EBITDA					141
Transaction fees					(107)
Other non-cash expense					8
Other income, net					10,068
Income from operations					25,387
Interest expense, net					34,112
Other income, net					(10,068)
Income before income taxes					$1,343

For the Nine Months Ended September 30, 2006

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$88,770	$88,130	$24,318	$15,471	$216,689
Net sales related to new product launch					37
Total consolidated net sales					$216,726

Operating EBITDA	$31,831	$23,816	$6,719	$4,742	$67,108
Less (plus):
Corporate expenses					19,318
Restructuring expense					5,037
Depreciation expense					6,527
Net loss on long lived assets					7,788
Amortization expense					16,661
Currency loss on euro debt					2,169
Realized gain on derivative instruments					(694)
Gain on liquidation or sale of subsidiary					(975)
Loss related to new product launch					2,704
Transition costs for new exclusive distributor in the United States					779
Transaction fees					3,300
Other non-cash expense					14
Other expense, net					(444)
Income from operations					4,924
Interest expense, net					36,414
Other expense, net					444
Loss before income taxes					$(31,934)

3.                        Restructuring Expenses

During the nine months ended September 30, 2006, the Company continued to evaluate opportunities to increase efficiency and reduce costs. This review resulted in the continuation of workforce reductions and planned changes in the Company’s global business model. These actions are designed to improve both financial results and the long-term value of the business. Restructuring expenses for workforce reductions of $342 and $1,441 were recorded for the three months ended September 30, 2005 and September 30, 2006, respectively, and $2,254 and $5,037 were recorded for the nine months ended September 30, 2005 and 2006, respectively. The 2006 charges principally related to planned termination costs for employees, including charges related to 73 additional personnel that were notified of their termination during the nine months ended September 30, 2006 and to continuing provisions for previously notified employees being recorded over their stay periods. Severance payments and benefits are scheduled to be made over the next six months.

Reconciliation of the restructuring liability at September 30, 2006 is as follows:

Restructuring liability at December 31, 2005	$2,677
Restructuring expenses for the nine months ended September 30, 2006	5,037
Cash payments for the nine months ended September 30, 2006	(6,744)
Restructuring liability at September 30, 2006	$970

The restructuring liability at December 31, 2005 and September 30, 2006 is included in the line item “Accrued expenses and other liabilities” in the accompanying consolidated balance sheets.

The following table represents restructuring expenses included in each segment and corporate expenses for the three and nine months ended September 30, 2005 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
North America	$—	$256	$139	$359
EAME	170	770	1,236	2,637
Latin America	184	20	517	1,058
Asia/Pacific	—	78	39	583
Corporate	(12)	317	323	400
Total	$342	$1,441	$2,254	$5,037

4.                        Inventories

Inventories consisted of the following at December 31, 2005 and September 30, 2006:

	December 31, 2005	September 30, 2006
Raw materials and supplies	$15,594	$10,122
Work in process	1,822	695
Finished goods	16,221	10,417
Inventory obsolescence reserves	(4,436)	(1,179)

Total	$29,201	$20,055

In the nine months ended September 30, 2006, the Company shipped certain fully reserved finished goods, with an original cost of approximately $1,390, to Icon International, Inc. (“Icon”) in exchange for trade credits totaling $1,390. The trade credits could be used in the future to reduce the Company’s cost of goods or services made available through reasonable efforts by Icon.  Goods or services available from Icon are not currently likely to be required by the Company in sufficient volume to use most, if any, of the credits, and as such they have been fully reserved and no revenues were recorded for this transaction.

5.                        Net Loss on Long Lived Assets

The Company manufactures and sells product using the NutraSweet® trademark under a license agreement with The NutraSweet Company.  The value of this license agreement is classified as an Intangible asset on the balance sheet and was being amortized over a 15 year life commencing in March 2000.  The majority of the impairment loss reported for the three and nine months ended September 30, 2006 relates to this license agreement.  The license agreement requires the purchase of an annual minimum volume of aspartame from The NutraSweet Company to continue the use of the trademark.  In the third quarter of 2006, the Company determined that, as a result of the initiation of a multi-supplier strategy for aspartame to substantially improve the cost efficiency of its aspartame supply, it will not require the minimum purchase volume needed in 2006 to maintain the license agreement.  The license agreement will not automatically terminate upon the Company’s failure to meet the minimum purchase requirement; instead, The NutraSweet Company must deliver written notice to the Company of termination, which would be effective six months after such notice or when stock on hand as of the date of the notice is depleted, whichever is later.  Although the Company cannot be certain if or when it will receive written notice of termination, it has determined that an adjustment was required to the estimated remaining useful life of the trademark and performed an impairment analysis.  After a review of the undiscounted estimated future cash flows of this intangible asset and its carrying value, the Company determined that an impairment existed.  The Company recorded an impairment loss relating to this intangible asset during the third quarter of $7,577.  The impairment loss was calculated as the difference between the carrying value of the intangible asset and the estimated fair value of the license agreement using a traditional cash flow approach to present value. The impaired intangible asset is reported in the North America and EAME segments.  This non-cash accounting loss has no impact on the statement of cash flows or Operating EBITDA and the Company is implementing programs aimed at neutralizing any future cash flow impact from any discontinuation of the NutraSweet® product line.

6.                        Debt

The Company and its parent, Merisant Worldwide, Inc. (“Merisant Worldwide”), are highly leveraged. At September 30, 2006, Merisant Worldwide and its subsidiaries, including the Company, had $544,086 of long-term debt outstanding, consisting of $106,537 aggregate principal amount of Merisant Worldwide’s 12 ¼% senior subordinated discount notes due 2014, $225,000 aggregate principal amount of the Company’s 9 ½% senior subordinated notes due 2013 (the “Notes”), $127,549 aggregate principal amount outstanding under the Company’s senior credit agreement (the “Senior Credit Agreement”) and $85,000 aggregate principal amount outstanding under the Company’s second lien credit agreement (the “Second Lien Credit Agreement”), excluding capital lease obligations of $110 and unused commitments on the revolving portion of the Senior Credit Agreement.

At September 30, 2006, borrowings under the Senior Credit Agreement included $21,146 (“Term A”) aggregate principal amount of term loans bearing annual interest of 6.40% and $106,403 (“Term B”) aggregate principal amount of term loans bearing annual interest of 8.74%. The Term A loans are euro-denominated and are translated into U.S. dollars at the spot rate as of September 30, 2006. At September 30, 2006, all of the Company’s maximum $35,000 borrowing capacity was available under the revolving loan facility under the Senior Credit Agreement.

At September 30, 2006, borrowings under the Second Lien Credit Agreement included $85,000 aggregate principal amount of term loans bearing annual interest of 13.98%.

The Company paid interest on borrowings under the Senior Credit Agreement, the Second Lien Credit Agreement and on the Notes totaling $36,904 and $38,568 for the nine months ended September 30, 2005 and 2006, respectively.

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

On June 23, 2006, the Company entered into the Second Lien Credit Agreement.  The Second Lien Credit Agreement consists of an aggregate of $85,000 principal amount of term loans, the net proceeds of which were used to prepay $9,540 of euro-denominated Term A loans, prepay $53,320 of Term B loans and to repay $15,000 of revolving loans, in each case, outstanding under the Senior Credit Agreement.  The maturity date of the term loans outstanding under the Second Lien Credit Agreement is June 11, 2010. The Second Lien Credit Agreement satisfied the Company’s refinancing obligation under the Fourth Amendment and the interest rate on loans under the Senior Credit Agreement reverted to euro-LIBOR or LIBOR plus 325 basis points upon the completion of the Second Lien Credit Agreement.  In conjunction with the Second Lien Credit Agreement, the Company incurred fees of approximately $7,451, of which $4,151 are being amortized over the term of the loan and $3,300 were recorded as transaction fees.  The extinguishment of the debt under the Senior Credit Agreement resulted in a write-off of existing deferred financing fees totaling $2,478. Depending on the type of borrowing by the Company, the applicable interest rate under the Second Lien Credit Agreement is calculated as a per annum rate equal to (a) LIBOR plus 850 basis points or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.5% plus (ii) 750 basis points.

The Second Lien Credit Agreement contains provisions for mandatory prepayments of outstanding loans with 100% of the net cash proceeds of asset sales, recovery events and debt issuances and 50% of the net cash proceeds of equity issuances, subject to certain exceptions. The Company may prepay the term loans under the Second Lien Credit Agreement in whole or in part at any time. If the Company makes any such prepayments during the first three years of the credit facility, it must pay a premium of 3%, 2% and 1% of the aggregate principal amount of term loans prepaid in the first, second and third years of the Second Lien Credit Agreement, respectively, except that these prepayment premiums will be reduced to 1.5%, 1% and 0.5%, respectively, on the first $25,500 aggregate principal amount of the term loans prepaid with the net cash proceeds from an equity issuance by Merisant Worldwide.

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

The Senior Credit Agreement and the Second Lien Credit Agreement contain covenants, including financial covenants that must be met on a quarterly basis. “Bank EBITDA” is the measure by which the financial covenants contained in the Senior Credit Agreement and the Second Lien Credit Agreement are measured. However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information with respect to an assessment of liquidity as measured in accordance with the covenants in the Company’s primary debt obligations, this measure should not be considered in isolation from, or as a substitute for, consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to, similarly titled measures used by other companies. The Company was in compliance with its covenants under the Senior Credit Agreement, as amended, and the Second Lien Credit Agreement as of September 30, 2006.

7.                        Transactions with Related Parties

The Company has a deferred compensation payable to Arnold Donald, its former Chairman and a current director, and a note receivable in the same amount from Mr. Donald. The Company recorded $67 and $55 of interest income on the note receivable for the three months ended September 30, 2005 and 2006, respectively, and $201 and $166 of interest income on the note receivable for the nine months ended September 30, 2005 and 2006, respectively, and an equal amount of interest expense in the respective periods.

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

The Company is party to an agreement with Brand Architecture International (“Brand Architecture”) pursuant to which Brand Architecture has agreed to provide consulting services relating to the development of brand architecture for the Company’s brands. As compensation, the Company paid approximately $220 and $815 to Brand Architecture for the three months and nine months ended September 30, 2006, respectively, including the reimbursement to Brand Architecture for expenses relating to its work. Adam Stagliano, a member of the Company’s board of directors, is a founding director and the President and Chief Strategic Officer of Brand Architecture.

On March 28, 2006, the Company acquired from Pegasus Partners II, L.P., which controls the principal stockholder of Merisant Worldwide, all of the issued and outstanding limited liability interests of Whole Earth Sweetener Company LLC for $1. At the time of the acquisition, the only assets of Whole Earth Sweetener Company LLC were trademark applications for the Sweet Simplicity trademark.

During the nine months ended September 30, 2005 and 2006, the Company made distributions of $1,023 and $500, respectively, to its sole stockholder, Merisant Worldwide.

8.                        Commitments and Contingencies

The Company has an investment in an affiliate located in the Philippines that is accounted for using the equity method. The affiliate, a 50/50 joint venture, distributes sugar substitute sweeteners for the international consumer food markets, primarily under the Equal® and Nutrasweet® brands. In addition to its investment in the joint venture, the Company is committed to a 50% share in any new borrowings of the joint venture. As of December 31, 2005 and September 30, 2006, there were no additional joint venture borrowings.

Merisant Europe B.V.B.A., the Company’s Belgium subsidiary, entered into a co-branding agreement with Galleria Srl, a company through which the Italian designer Elio Fiorucci operates. Under this co-branding arrangement, Merisant Europe produced a line of Canderel® tablet dispensers that featured designs and trademarks from Mr. Fiorucci’s “Love Therapy by Elio Fiorucci” collection. The co-branding arrangement contains a representation and warranty that Galleria owns all rights in the name “Love Therapy by Elio Fiorucci” and associated designs and further provides that Galleria will indemnify and hold Merisant Europe and its affiliates harmless against damages resulting from or related to their use of the name and designs pursuant to the agreement. Beginning in 2005, Merisant Europe sold tablet dispensers with the “Love Therapy by Elio Fiorucci” designs in Italy. Edwin & Co. Ltd. has claimed that it owns all rights in Mr. Fiorucci’s name and in the designs used by the Company and has filed suit against Merisant Europe in Milan, Italy. On or about March 17, 2006, the court in Milan enjoined Merisant Europe from producing or selling the tablet dispensers after the date of the court order. The Company no longer produces the dispensers and has stopped selling dispensers to its distributor in Italy and to customers through the Internet. Merisant Europe has filed an appeal and will vigorously oppose the court’s order. Merisant Europe will also enforce its indemnification rights under its co-branding arrangement with Galleria Srl.

H. J. Heinz Company (“Heinz”) and Merisant US, Inc. entered into a termination agreement dated March 31, 2006 pursuant to which the Heinz retail grocery and foodservice distribution agreements were terminated effective May 4, 2006.  In accordance with the termination agreement, the Company placed $2,500 into an escrow account on May 3, 2006 for the purpose of reimbursing Heinz for expenses incurred by Heinz relating to trade promotion programs associated with products distributed by Heinz prior to May 4, 2006 and that had been approved by the Company.  Unused funds and earned interest totaling $1,512 and $29, respectively, were remitted from the escrow account to the Company in the third quarter of 2006 and the escrow account was closed as of September 30, 2006.  At September 30, 2006, the Company believes that sufficient reserves are in place to address any remaining obligations to Heinz.  ACH Food Companies, Inc. became the Company’s exclusive distributor in the United States effective May 5, 2006.

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

9.                        Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the consolidating statements of operations for the three and nine months ended September 30, 2005 and September 30, 2006, the consolidating balance sheets at December 31, 2005 and September 30, 2006 and the statements of cash flow for the nine months ended September 30, 2005 and 2006. The following information is included herein as a result of the guarantee by certain of the Company’s wholly owned U.S. subsidiaries (“Guarantor Companies”) of the Notes. None of the Company’s other subsidiaries guarantee the Notes. Each of the guarantees is joint and several and full and unconditional.

Unaudited Consolidating Statement of Operations
For the Three Months Ended September 30, 2005

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$29,983	$46,410	$(1,321)	$75,072
Cost of sales	—	13,727	19,014	(1,321)	31,420

Gross profit	—	16,256	27,396	—	43,652

Operating expenses:
Marketing and selling expenses	—	5,407	11,706	—	17,113
Administration expenses	7	6,497	3,010	—	9,514
Amortization of intangible assets	2,164	—	3,390	—	5,554
Net loss on long lived assets	—	143	158	—	301
Restructuring expenses	—	(15)	357	—	342

Total operating expenses	2,171	12,032	18,621	—	32,824

Income (loss) from operations	(2,171)	4,224	8,775	—	10,828

Other expense (income):
Interest income	(3,678)	(4)	(55)	3,600	(137)
Interest expense	11,692	3,250	355	(3,600)	11,697
Other expense (income), net	(5,576)	4,336	65	—	(1,175)

Total other expense (income)	2,438	7,582	365	—	10,385

Income (loss) before income taxes and equity in consolidated subsidiaries	(4,609)	(3,358)	8,410	—	443
Provision (benefit) for income taxes	(2,070)	676	2,770	—	1,376
Equity in consolidated subsidiaries	1,606	5,640	—	(7,246)	—

Net income (loss)	$(933)	$1,606	$5,640	$(7,246)	$(933)

Unaudited Consolidating Statement of Operations
For the Three Months Ended September 30, 2006

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$28,523	$41,428	$(1,521)	$68,430
Cost of sales	—	13,312	17,929	(1,521)	29,720

Gross profit	—	15,211	23,499	—	38,710

Operating expenses:
Marketing and selling expenses	—	6,778	10,247	—	17,025
Administration expenses	10	6,773	2,279	—	9,062
Amortization of intangible assets	2,164	—	3,389	—	5,553
Net loss on long lived assets	3,026	194	4,568	—	7,788
Restructuring expenses	—	488	953	—	1,441

Total operating expenses	5,200	14,233	21,436	—	40,869

Income (loss) from operations	(5,200)	978	2,063	—	(2,159)

Other expense (income):
Interest income	(66)	(36)	(344)	342	(104)
Interest expense	12,453	7	23	(342)	12,141
Other expense (income), net	298	27	(1,419)	—	(1,094)

Total other expense (income)	12,685	(2)	(1,740)	—	10,943

Income (loss) before income taxes and equity in consolidated subsidiaries	(17,885)	980	3,803	—	(13,102)
Provision for income taxes	202	996	1,008	—	2,206
Equity in consolidated subsidiaries	2,779	2,795	—	(5,574)	—

Net income (loss)	$(15,308)	$2,779	$2,795	$(5,574)	$(15,308)

Unaudited Consolidating Statement of Operations
For the Nine Months Ended September 30, 2005

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$88,580	$146,134	$(4,578)	$230,136
Cost of sales	—	41,640	59,095	(4,578)	96,157

Gross profit	—	46,940	87,039	—	133,979

Operating expenses:
Marketing and selling expenses	—	18,623	39,364	—	57,987
Administration expenses	97	20,848	10,550	—	31,495
Amortization of intangible assets	6,492	—	10,170	—	16,662
Transaction fees	(107)	—	—	—	(107)
Net loss on long lived assets	—	143	158	—	301
Restructuring expenses	—	354	1,900	—	2,254

Total operating expenses	6,482	39,968	62,142	—	108,592

Income (loss) from operations	(6,482)	6,972	24,897	—	25,387

Other expense (income):
Interest income	(10,336)	(205)	(169)	10,103	(607)
Interest expense	34,693	8,674	1,455	(10,103)	34,719
Other expense (income), net	(23,027)	12,979	(20)	—	(10,068)

Total other expense (income)	1,330	21,448	1,266	—	24,044

Income (loss) before income taxes and equity in consolidated subsidiaries	(7,812)	(14,476)	23,631	—	1,343
Provision (benefit) for income taxes	(2,070)	3,098	4,278	—	5,306
Equity in consolidated subsidiaries	1,779	19,353	—	(21,132)	—

Net income (loss)	$(3,963)	$1,779	$19,353	$(21,132)	$(3,963)

Unaudited Consolidating Statement of Operations
For the Nine Months Ended September 30, 2006

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$95,040	$125,085	$(3,399)	$216,726
Cost of sales	—	42,132	52,606	(3,399)	91,339

Gross profit	—	52,908	72,479	—	125,387

Operating expenses:
Marketing and selling expenses	—	23,715	32,419	—	56,134
Administration expenses	145	22,669	8,729	—	31,543
Amortization of intangible assets	6,492	—	10,169	—	16,661
Transaction fees	3,300	—	—	—	3,300
Net loss on long lived assets	3,026	194	4,568	—	7,788
Restructuring expenses	—	673	4,364	—	5,037

Total operating expenses	12,963	47,251	60,249	—	120,463

Income (loss) from operations	(12,963)	5,657	12,230	—	4,924

Other expense (income):
Interest income	(198)	(83)	(770)	583	(468)
Interest expense	37,430	5	30	(583)	36,882
Other expense (income), net	1,548	399	(1,503)	—	444

Total other expense (income)	38,780	321	(2,243)	—	36,858

Income (loss) before income taxes and equity in consolidated subsidiaries	(51,743)	5,336	14,473	—	(31,934)
Provision for income taxes	1,546	1,903	1,698	—	5,147
Equity in consolidated subsidiaries	16,208	12,775	—	(28,983)	—

Net income (loss)	$(37,081)	$16,208	$12,775	$(28,983)	$(37,081)

Condensed Consolidating Balance Sheet
At December 31, 2005

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$98	$924	$17,042	$—	$18,064
Trade accounts receivable, net of allowances	—	17,844	48,479	—	66,323
Other receivables and intercompany receivables	551	5,523	9,932	(5,213)	10,793
Inventories	—	19,336	9,865	—	29,201
Other current assets	533	1,749	1,915	—	4,197
Total current assets	1,182	45,376	87,233	(5,213)	128,578
Property and equipment, net	—	21,601	8,080	—	29,681
Trademarks and other intangible assets, less accumulated amortization	79,712	—	133,720	—	213,432
Goodwill	—	107,209	—	—	107,209
Deferred financing costs, less accumulated amortization	13,705	—	—	—	13,705
Other non-current assets	3,897	508	334	—	4,739
Investment in subsidiary and intercompany debt	321,754	203,625	362	(525,379)	362
Total assets	$420,250	$378,319	$229,729	$(530,592)	$497,706
Liabilities
Accounts payable and intercompany payables	$2,704	$10,319	$9,315	$(6,101)	$16,237
Income taxes payable	—	—	1,933	—	1,933
Accrued expenses and other liabilities	13,729	18,692	17,774	—	50,195
Current maturities of long-term obligations	25,535	215	—	—	25,750
Total current liabilities	41,968	29,226	29,022	(6,101)	94,115
Long-term obligations and intercompany debt	415,264	191,913	—	(191,749)	415,428
Other liabilities	3,429	25,203	(58)	—	28,574
Total liabilities	460,661	246,342	28,964	(197,850)	538,117
Stockholder’s Equity (Deficit)
Total stockholder’s equity (deficit)	(40,411)	131,977	200,765	(332,742)	(40,411)
Total liabilities and stockholder’s equity (deficit)	$420,250	$378,319	$229,729	$(530,592)	$497,706

Unaudited Condensed Consolidating Balance Sheet
at September 30, 2006

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$68	$1,088	$8,536	$—	$9,692
Trade accounts receivable, net of allowances	—	12,717	49,996	—	62,713
Other receivables and intercompany receivables	151	5,091	5,537	(4,898)	5,881
Inventories	—	12,356	7,699	—	20,055
Other current assets	626	2,794	1,821	—	5,241
Total current assets	845	34,046	73,589	(4,898)	103,582
Property and equipment, net	—	17,688	6,373	—	24,061
Trademarks and other intangible assets, less accumulated amortization	70,193	—	119,005	—	189,198
Goodwill	—	107,209	—	—	107,209
Deferred financing costs, less accumulated amortization	14,542	—	—	—	14,542
Other non-current assets	2,596	515	656	—	3,767
Investment in subsidiary and intercompany debt	316,539	216,598	383	(533,137)	383
Total assets	$404,715	$376,056	$200,006	$(538,035)	$442,742

Liabilities
Accounts payable and intercompany payable	$34,881	$9,843	$6,879	$(37,851)	$13,752
Income taxes payable	—	—	1,055	—	1,055
Accrued expenses and other liabilities	6,322	13,952	16,582	—	36,856
Current maturities of long-term obligations	8,146	42	(1)	—	8,187
Total current liabilities	49,349	23,837	24,515	(37,851)	59,850
Long-term obligations and intercompany debt	429,404	176,610	—	(176,542)	429,472
Other liabilities	3,675	27,147	311	—	31,133
Total liabilities	482,428	227,594	24,826	(214,393)	520,455
Stockholder’s Equity (Deficit)
Total stockholder’s equity (deficit)	(77,713)	148,462	175,180	(323,642)	(77,713)
Total liabilities and stockholder’s equity (deficit)	$404,715	$376,056	$200,006	$(538,035)	$442,742

Unaudited Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated

Operating activities
Net cash provided by (used in) operating activities	$(14,357)	$(18,300)	$58,879	$(21,132)	$5,090

Investing activities
Proceeds from sale of fixed assets	—	—	96	—	96
Purchases of property and equipment	—	(1,302)	(1,814)	—	(3,116)

Net cash used in investing activities	—	(1,302)	(1,718)	—	(3,020)

Financing activities
Borrowings under revolving credit agreement	12,000	—	—	—	12,000
Principal payments on long-term obligations	(7,166)	(155)	—	—	(7,321)
Payment of deferred financing costs	(1,399)	—	—	—	(1,399)
Receivable/payable, parent company	11,744	21,961	(54,837)	21,132	—
Distribution to stockholder	(1,023)	—	—	—	(1,023)

Net cash provided by (used in) financing activities	14,156	21,806	(54,837)	21,132	2,257

Effect of exchange rate on cash	—	—	(394)	—	(394)

Net (decrease) increase in cash and cash equivalents	(201)	2,204	1,930	—	3,933

Cash and cash equivalents at beginning of period	245	—	8,851	—	9,096

Cash and cash equivalents at end of period	$44	$2,204	$10,781	$—	$13,029

Unaudited Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated

Operating activities
Net cash provided by (used in) operating activities	$(42,358)	$16,793	$58,903	$(28,983)	$4,355

Investing activities
Proceeds from sale of property and equipment	—	—	207	—	207
Purchases of property and equipment	—	(1,371)	(281)	—	(1,652)

Net cash used in investing activities	—	(1,371)	(74)	—	(1,445)

Financing activities
Net payments under revolving credit agreement	(16,000)	—	—	—	(16,000)
Borrowings under long-term obligations	85,000	95	—	—	85,095
Principal payments on long-term obligations, excluding revolving credit facility	(74,408)	(109)	—	—	(74,517)
Payment of deferred financing costs	(5,644)	—	—	—	(5,644)
Receivable/payable, parent company	53,880	(15,244)	(67,619)	28,983	—
Distribution to stockholder	(500)	—	—	—	(500)

Net cash provided by (used in) financing activities	42,328	(15,258)	(67,619)	28,983	(11,566)

Effect of exchange rate on cash	—	—	284	—	284

Net increase (decrease) in cash and cash equivalents	(30)	164	(8,506)	—	(8,372)

Cash and cash equivalents at beginning of period	98	924	17,042	—	18,064

Cash and cash equivalents at end of period	$68	$1,088	$8,536	$—	$9,692

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

The Company’s business is the result of over 25 years of history in the low-calorie tabletop sweetener industry, first as a division of G.D. Searle & Co. (“Searle”) and later Monsanto Company (“Monsanto”). Searle invented the key sweetening ingredient in the Company’s products, aspartame, in 1965. Aspartame was first approved for consumer use in France in 1979, where Searle marketed the product under the Canderel® brand. By the early 1980s, Canderel® was being marketed in much of Europe. In 1981, the U.S. Food and Drug Administration approved the tabletop use of aspartame. The following year, Searle launched Equal® in the United States. Monsanto entered the sweetener market in 1985 through its acquisition of Searle. Merisant Company is a Delaware corporation that was formed in 2000 by an investor group led by an affiliate of Pegasus Capital Advisors, L.P. to acquire Monsanto’s tabletop sweetener business.

This business legacy has provided Merisant with a global infrastructure dedicated to the manufacture, marketing and distribution of low-calorie tabletop sweeteners. The Company’s worldwide headquarters are located in Chicago, Illinois, and its principal regional offices are located in Mexico City, Mexico, Neuchâtel, Switzerland, Paris, France and Sydney, Australia. The Company owns and operates manufacturing facilities in Manteno, Illinois and Zarate, Argentina and owns processing lines that are operated exclusively for it at plants located in Bergisch and Stendal, Germany. As of November 13, 2006, Merisant had twenty-three direct and indirect subsidiaries, including three subsidiaries in the United States, nine subsidiaries in European countries, six subsidiaries in Mexico, Central America and South America, and five subsidiaries in the Asia/Pacific region, including Australia and India. In addition, Merisant’s Swiss subsidiary holds a 50% interest in a joint venture in the Philippines.

The Company’s core business continues to be products sweetened with aspartame, and the Equal® and Canderel® brands accounted for approximately 86% of the Company’s net sales in 2005. The majority of the Company’s 20 other regional brands around the world are also sweetened with aspartame.

Sales Trends and Strategy

Merisant’s premium-priced brands had enjoyed a dominant market position among low-calorie sweeteners in many of the Company’s key markets. In recent years, however, the Company has faced significant competition from McNeil Nutritionals LLC, a subsidiary of Johnson & Johnson (“McNeil”), which markets and distributes the artificial sweetener Splenda®. Splenda ® is sweetened with sucralose, which is produced by Tate & Lyle PLC through a complex chemical process that converts sucrose molecules into a synthetic compound. Between December 2002 and December 2005, Splenda®’s dollar share of the United States retail grocery low-calorie sweetener market has grown from approximately 15% to 60% and has surpassed that of Equal ® to become the number one premium low-calorie sweetener in the United States. While the Company believes that the introduction of Splenda® has increased the size of the market for low-calorie sweeteners in general, the Company’s net sales have declined during this period, particularly in North America which had accounted for 46% and 37% of its net sales in 2003 and 2005, respectively. As a result of declining net sales, Merisant has experienced significant declines in its Bank EBITDA from $110.2 million in 2003 to $68.0 million in 2005. For a description of Bank EBITDA and a reconciliation of Bank EBITDA to cash flow from operating activities, see “—Liquidity and Capital Resources”.

Management believes that there are opportunities for future growth in the low-calorie tabletop sweetener and sweetened food category and that the Company is positioned to pursue these opportunities. Despite recent declines in net sales, the Company’s premium brands Equal ® and Canderel ® are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated between 77% and 97% in its top four markets.

Paul Block was appointed Chief Executive Officer in November 2004 and has led an initiative to strengthen the Company’s core brands, improve the efficiency of the its operations, reduce costs and transform the Company into a consumer focused sweetener and sweetened food company.  Mr. Block has recruited individuals from outside the Company and promoted individuals from within the organization to form a new senior management team with the goal of developing a culture of innovation with a focus on invasive marketing campaigns combined with the development and launch of new products designed to revitalize the existing consumer base and attract new consumers.

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

•                  Dedicate significant resources to improving the efficiency of operations by, among other things, implementing supply chain-based programs to streamline manufacturing capabilities and improving the efficiency of certain support services.   The Company has successfully reduced costs and made its business more efficient, which has resulted in a significant positive contribution to Bank EBITDA in 2006.

•                  Develop and test products that have the potential to transform the Company’s brand portfolio. The Company has developed an all-natural, zero-calorie sweetener, which can now be found on-shelf in all Wild Oats retail outlets in the United States.  Nearly all divisions of Whole Foods have also accepted the product with stores beginning to order inventory recently and this product has also been sold into approximately 100 independent organic retail outlets across the United States.   This innovative product is being marketed under the Sweet Simplicity™ brand for the Whole Earth Sweetener Company LLC, a newly formed entity and wholly owned subsidiary of Merisant.

Management believes that the development and introduction of new products under its Equal ® and Canderel ® brands may help to stabilize its core business while innovative, all-natural sweeteners and sweetened food products under its Sweet Simplicity™ brand for the Whole Earth Sweetener Company present growth opportunities for the Company. However, the Company may be constrained in its ability to realize fully the value of these new products as a result of its current capital structure. The successful launch of new products and marketing of its core brands requires capital, and Merisant must use a significant portion of its cash flows from operations to service its outstanding debt. The Company had an aggregate of $437.6 million of long-term debt outstanding at September 30, 2006 and paid $41.9 million in interest costs for the year ended December 31, 2005, $23.0 million of which represented interest payments on Merisant’s 9 ½% senior subordinated notes due 2013 (the “Notes”). If the Company cannot generate cash flows from operations significantly in excess of its short-term debt obligations, it may not have the resources required to fully realize the value of its strategic initiatives.

Recent Financing Activities

Merisant’s Bank EBITDA declined from $110.2 million in 2003 to $68.0 million in 2005. As a result of this decline, the Company faced an issue in the first quarter of 2006 with a possible immediate default under its senior credit agreement (the “Senior Credit Agreement”).  Merisant succeeded in negotiating amendments to the Senior Credit Agreement which may afford the Company time to stabilize its core business, improve operating efficiencies and provide more flexibility to address the Company’s capital structure and long-term capital needs.  Merisant also refinanced a portion of loans outstanding under the Senior Credit Agreement with the proceeds of loans under a senior credit facility that is secured by a second lien on all the collateral that secures loans outstanding under the Senior Credit Agreement (the “Second Lien Credit Agreement”).   For a description of Bank EBITDA and a reconciliation of Bank EBITDA to cash flows from operating activities, see “—Liquidity and Capital Resources”.

On March 29, 2006, the lenders holding a majority of the aggregate principal amount of outstanding loans and revolver commitments under the Senior Credit Agreement agreed to amend the terms of the Senior Credit Agreement (the “Fourth Amendment”) and waived a technical default related to the use of proceeds from the repayment of the inter-company loan between Merisant and its Swiss subsidiary. Among other things, the Fourth Amendment amended the financial covenants as of December 31, 2005, adjusted the financial covenants through the maturity date of loans outstanding under the Senior Credit Agreement, incorporated new financial covenants, adjusted the interest rate on borrowings under the Senior Credit Agreement, amended the definition of Bank EBITDA to provide additional “add backs” related to Merisant’s restructuring and new product development efforts, and amended certain other covenants.

The Fourth Amendment avoided a possible immediate default under the Senior Credit Agreement resulting from the decline in Merisant’s Bank EBITDA. The Fourth Amendment required Merisant to raise approximately $85.0 million of new borrowings and use the proceeds to prepay loans currently outstanding under the Senior Credit Agreement by January 2, 2007. On June 23, 2006, Merisant entered into the Second Lien Credit Agreement with a syndicate of lenders, including Credit Suisse, as administrative agent, and Wells Fargo Bank, National Association, as collateral agent.  The Second Lien Credit Agreement consists of an aggregate principal amount of $85.0 million in term loans, the net proceeds of which were used to prepay $9.5 million of euro-denominated term A loans, prepay $53.3 million of term B loans and to repay $15.0 million of revolving loans, in each case, outstanding under Merisant’s Senior Credit Agreement.   This refinancing transaction satisfied Merisant’s obligation under the Fourth Amendment to refinance a portion of the loans outstanding under the Senior Credit Agreement.

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth certain of the Company’s financial data for the three-month periods ended September 30, 2005 and 2006 (totals may not foot due to rounding).

	Three Months Ended September 30,		Three Months Ended September 30,
	2005	2006	2005	2006	Better/(Worse) than Prior Year
	(in millions)		As% of Net Sales		Dollars	%
Net sales	$75.1	$68.4	100%	100%	$(6.6)	(9)%
Cost of sales	31.4	29.7	42%	43%	1.7	5%
Gross profit	43.7	38.7	58%	57%	(4.9)	(11)%

Operating expenses:
Marketing and selling expenses	17.1	17.0	23%	25%	0.1	1%
Administration expenses	9.1	8.5	12%	12%	0.6	6%
Research and development expenses	0.4	0.5	1%	1%	(0.1)	(37)%
Amortization of intangibles	5.6	5.6	7%	8%	0.0	0%
Net loss on long lived assets	0.3	7.8	0%	11%	(7.5)	(2487)%
Restructuring expenses	0.3	1.4	0%	2%	(1.1)	(321)%
Total operating expenses	32.8	40.9	44%	60%	(8.0)	(25)%

Income (loss) from operations	10.8	(2.2)	14%	(3)%	(13.0)	(120)%

Other expenses (income):
Interest income	(0.1)	(0.1)	(0)%	(0)%	(0.0)	(24)%
Interest expense	11.7	12.1	16%	18%	(0.4)	(4)%
Other expense (income), net	(1.2)	(1.1)	(2)%	(2)%	(0.1)	(7)%
Total other expenses	10.4	10.9	14%	16%	(0.6)	(5)%

Income (loss) before income taxes	0.4	(13.1)	1%	(19)%	(13.5)	(3058)%

Provision for income taxes	1.4	2.2	2%	3%	(0.8)	(60)%
Net loss	$(0.9)	$(15.3)	(1)%	(22)%	$(14.4)	(1541)%

Consolidated Results

Net sales. Overall, net sales declined in the third quarter of 2006 compared to the third quarter of 2005.  The decline was related to lower sales in the North America and EAME regions.  In North America, increased trade marketing in the grocery and food service channels and unfavorable sales mix were the primary contributors to the reduction in sales.  In the grocery and food service channels, sales volumes also declined due to lower consumer demand.  In the EAME region, the decline in net sales was driven primarily by the UK, South Africa, France and Hungary.  In the UK, sales were negatively impacted primarily by timing of shipments and aggressive pricing by major grocery retailers that forced higher discounting.  Despite the higher discounting, Merisant maintained its volume and dollar share of the market.  In France, lower chocolate sales were the primary cause for the decline in net sales.  Changes in the business models for several countries in EAME caused unusual variations in net sales as well.  In South Africa and Hungary, lower net sales were due mainly to the sale of the entities and shift to a distributor model to improve overall profitability.  In the third quarter of 2005, sales in Portugal were positively impacted by shipments to a new distributor to establish appropriate starting inventory levels, resulting in an unusually negative variance when comparing to sales in the third quarter of 2006.  In the third quarter of 2006, the opposite impact in Belgium and the Netherlands occurred as an unusually positive impact on sales compared to the same period in 2005 was created by the conversion to a buy/sell model with the distributor in those countries. In Latin America, sales increased in the third quarter of 2006 compared to the third quarter of 2005 due mainly to a shift in the timing of shipments in Colombia, improved distributor performance in Argentina and improved consumer demand in the grocery channel in the Caribbean and Mexico.  A foreign currency translation gain of approximately $0.6 million, driven by the EAME region, also partially offset the decrease in sales in the North America and EAME regions.

Cost of sales. The Company realized some improved efficiencies in its cost of sales due mainly to headcount reductions and improved overhead absorption through contract manufacturing activities.  In addition, cost of sales improved due to reduced freight and distribution costs relating to lower sales volumes and conversion of certain countries to distributor models and the impact of a volume-related penalty relating to Equal® Sugar Lite™  recorded in the three months ended September 30, 2005 that did not repeat in the three months ended September 30, 2006. Unfavorable currency translation partially offset these favorable impacts.  Overall, gross profit as a percentage of net sales declined from 58% for the three months ended September 30, 2005 to 57% for the three months ended September 30, 2006 as changes in sales mix and discounted pricing in the UK and countries converted to distributor models more than offset the cost improvements previously discussed.

Operating expenses. Marketing and selling expenses increased slightly due to higher brand support in North America and Latin America, marketing and selling costs associated with Sweet Simplicity™ and higher selling costs in the United States related to commissions associated with the new distributor. These unfavorable impacts were partially offset by lower brand support and selling costs in the EAME region and lower overall marketing and selling administration costs due to savings from restructuring actions.  Administration expenses decreased mainly due to lower corporate expenses resulting from reduced consulting and employee related costs, lower information technology spending and savings from restructuring actions, partially offset by higher performance based incentive expense and litigation costs.

The net loss on long lived assets in the third quarter of 2005 relates to the write down of equipment that the Company was obligated to purchase from third party vendors due to the cancellation of a product launch in the EAME region and the write down of assets at the Company’s vacated Clayton, Missouri location that was being subleased.  The majority of the net loss reported for the three months ended September 30, 2006 relates to the license agreement with The NutraSweet Company that allows the Company to manufacture and sell products using the NutraSweet® trademark. The license agreement requires the purchase of an annual minimum volume of aspartame from The NutraSweet Company to continue the use of the trademark.  In the third quarter of 2006, the Company determined that, as a result of the initiation of a multi-supplier strategy for aspartame to substantially improve the cost efficiency of its aspartame supply, it will not require the minimum purchase volume needed in 2006 to maintain the license agreement.  The license agreement will not automatically terminate upon the Company’s failure to meet the minimum purchase requirement; instead, The NutraSweet Company must deliver written notice to the Company of termination, which would be effective six months after such notice or when stock on hand as of the date of the notice is depleted, whichever is later.  Although the Company cannot be certain if or when it will receive written notice of termination, it has determined that an adjustment was required to the estimated remaining useful life of the trademark and performed an impairment analysis, which resulted in an impairment loss of $7.6 million.  The Audit Committee of the Board of Directors reviewed and approved this impairment charge on November 7, 2006.  This non-cash accounting loss has no impact on the statement of cash flows or Operating EBITDA and the Company is implementing programs aimed at neutralizing any future cash flow impact from any discontinuation of the NutraSweet® product line. Additional information regarding the charges in the third quarter of 2006 can be found in Note 5 to the unaudited consolidated financial statements found elsewhere in this document.

During the third quarter of 2006, the Company continued its restructuring initiatives to improve both financial results and the long-term value of the business. As a result of these actions, the Company recorded restructuring charges for workforce reductions of $1.4 million in the third quarter of 2006 as compared to $0.3 million in the third quarter of 2005. The restructuring charges incurred in the third quarter of 2006 relate primarily to new employee termination costs in the North America and EAME segments and corporate headquarters and are expected to be substantially paid by the end of 2006. Additional information regarding restructuring charges and the related liability can be found in Note 3 to the unaudited consolidated financial statements located elsewhere in this document.

Interest. The Company’s interest expense increased as a net result of higher interest bearing loans under Merisant’s Second Lien Credit Agreement and the use of proceeds from the Second Lien Credit Agreement to prepay lower interest bearing loans under Merisant’s Senior Credit Agreement, as well as overall increases in interest rates on variable interest debt instruments. Loans outstanding under the Senior Credit Agreement had a weighted average interest rate of approximately 9.0% per annum prior to the closing of the Second Lien Credit Agreement.  Merisant’s borrowings under the Senior Credit Agreement and Second Lien Credit Agreement had a weighted average interest rate of approximately 10.3% per annum upon the closing of the Second Lien Credit Agreement.  In addition, Merisant successfully closed the registered exchange offer of the Notes in October 2005 which resulted in the discontinuation of penalty interest. The penalty interest went into effect as the Company had not consummated the registered exchange offer prior to the previously agreed deadline. The decrease in interest expense as a result of the discontinuation of the penalty interest partially offsets the increase in interest expense previously discussed.

Other income/expense, net. Other income/expense, net for the third quarter of 2006 is essentially flat compared to the third quarter of 2005; however, there are significant offsetting variances.  In the third quarter of 2005, a $0.4 million currency gain on the euro-denominated debt and a $0.8 million unrealized gain on interest rate derivatives that expired in March 2006 were recorded compared to a currency loss on the euro-denominated debt of $0.2 million in the third quarter of 2006.   These impacts were partially offset by favorable balance sheet remeasurement impacts and a gain on the liquidation of the Italian subsidiary of $1.0 million recorded in the third quarter of 2006.

Taxes. For the three months ended September 30, 2006, the Company recorded a $2.2 million tax provision on a loss before income taxes of $13.1 million. The unusual relationship of the Company’s tax provision to its pre-tax loss in the third quarter of 2006 relates to a combination of factors. These factors include increased tax loss carryforwards, primarily generated in the United States, for which the Company has not recorded a tax benefit, as well as provisions for future tax costs which may be incurred upon the potential repatriation of certain 2006 foreign earnings that are not deemed to be permanently reinvested.  With regard to the deferred income tax assets on the tax loss carryforwards, the Company determined that it has not satisfied the “more likely than not” test and has increased its total valuation allowance by $5.0 million in the third quarter of 2006 to a total of $63.8 million. The Company will continue to assess the valuation allowances, and, to the extent the Company determines that such allowances are no longer required, these deferred income tax assets will be recognized in the future.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each reportable segment (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Three Months Ended September 30,		Better/(Worse) than Prior Year		Three Months Ended September 30,		Better/(Worse) than Prior Year
	2005	2006	$	%	2005	2006	$	%
	(in millions)				(in millions)

North America (2)	$29.5	$25.9	$(3.6)	(12)%	$11.7	$9.0	$(2.8)	(23)%
Operating EBITDA Margin					40%	35%	(5)%
EAME	31.9	27.4	(4.6)	(14)%	10.3	8.1	(2.2)	(22)%
Operating EBITDA Margin					32%	30%	(3)%
Latin America	8.2	9.6	1.4	18%	2.2	3.1	1.0	44%
Operating EBITDA Margin					27%	33%	6%
Asia/Pacific	5.5	5.6	0.1	2%	1.0	1.4	0.4	38%
Operating EBITDA Margin					18%	25%	7%

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

(2)             North America segment results exclude immaterial sales and $1.2 million of negative Operating EBITDA related to a new product launch which management evaluates separately from this geographical segment.

North America

Net sales. In North America, net sales declined primarily due to unfavorable sales mix and trade marketing across all  channels, as well as reductions in sales volumes in the grocery, food service, club and mass channels.  Lower consumer demand negatively impacted the grocery and food service channels. Sales volumes were slightly lower in the club and mass channels, but consumer demand improved.  Increased contract manufacturing activity partially offset the decreases in sales previously discussed.

Operating EBITDA. The decrease in Operating EBITDA was primarily related to the margin impact of the unfavorable sales mix and increased trade marketing costs, higher brand support and higher selling costs associated with the new distributor.  These unfavorable impacts were partially offset by improved overhead absorption costs related to increased contract manufacturing activities, lower freight and distribution costs relating to lower sales volumes and inventory levels and the impact of a volume related penalty recorded in the third quarter of 2005 that did not repeat in 2006.  Operating EBITDA margin decreased due primarily to the unfavorable sales mix and increased trade marketing costs, as well as the impacts previously discussed.

EAME

Net sales. In the EAME region, the decline in net sales was driven primarily by the UK, South Africa, France and Hungary.  In the UK, sales were negatively impacted primarily by timing of shipments and aggressive pricing by major grocery retailers that forced higher discounting.  Despite the higher discounting, Merisant maintained its volume and dollar share of the market.  In France, lower chocolate sales were the primary cause for the decline in net sales.  Changes in the business models for several countries in EAME caused unusual variations in net sales as well.  In

South Africa and Hungary, lower net sales were due mainly to the sale of the entities and shift to a distributor model to improve infrastructure costs.  In the third quarter of 2005, sales in Portugal were positively impacted by shipments to a new distributor to establish appropriate starting inventory levels, resulting in an unusually negative variance when comparing to sales in the third quarter of 2006.  In the third quarter of 2006, the opposite impact in Belgium and the Netherlands occurred as an unusually positive impact on sales compared to the same period in 2005 was created by the conversion to a buy/sell model with the distributor in those countries.  Favorable currency translation of $0.8 million positively impacted sales in the third quarter of 2006 compared to the third quarter of 2005.

Operating EBITDA.  Operating EBITDA decreased mainly due to lower sales, partially offset by reduced marketing and infrastructure costs due to savings from restructuring actions and changes in business models in several markets.  The decrease in Operating EBITDA margin was primarily due to a decrease in gross profit as a percentage of sales, mainly related to changes in sales mix and discounted pricing in the UK.

Latin America

Net sales.  The increase in Latin American sales was mainly due to a shift in the timing of shipments in Colombia, improved distributor performance in Argentina and improved consumer demand in the grocery channel in the Caribbean and Mexico.

Operating EBITDA. The increase in Operating EBITDA was mainly related to the margin impact of higher sales, as well as reduced cost of goods sold and marketing and selling administrative costs due to savings from restructuring actions, partially offset by increased brand support in Mexico.  Operating EBITDA margin increased primarily due to higher gross profit and lower operating expenses as a percentage of sales.

Asia/Pacific

Net sales. Net sales in the Asia/Pacific region increased primarily due to improved sales in Australia/New Zealand and India, partially offset by lower sales in Malaysia.

Operating EBITDA. Operating EBITDA and Operating EBITDA margin increased primarily due to the increased sales coupled with lower inventory obsolescence charges and reduced selling and general administrative costs related to restructuring actions.

Corporate Expenses

Corporate expenses decreased from $5.5 million in the third quarter of 2005 to $5.2 million in the third quarter of 2006, primarily due to reduced consulting and employee related costs, lower information technology spending and savings from restructuring actions, partially offset by higher performance based incentive expense and litigation costs.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table sets forth certain of the Company’s financial data for the nine-month periods ended September 30, 2005 and 2006 (totals may not foot due to rounding).

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006	Better/(Worse) than Prior Year
	(in millions)		as% of Net Sales		Dollars	%
Net sales	$230.1	$216.7	100%	100%	$(13.4)	(6)%
Cost of sales	96.2	91.3	42%	42%	4.8	5%
Gross profit	134.0	125.4	58%	58%	(8.6)	(6)%

Operating expenses:
Marketing and selling expenses	58.0	56.1	25%	26%	1.9	3%
Administration expenses	30.2	30.1	13%	14%	0.1	0%
Research and development expenses	1.3	1.5	1%	1%	(0.2)	(11)%
Amortization of intangibles	16.7	16.7	7%	8%	0.0	0%
Transaction fees	(0.1)	3.3	(0)%	2%	(3.4)	(3184)%
Net loss on long lived assets	0.3	7.8	0%	4%	(7.5)	(2487)%
Restructuring expenses	2.3	5.0	1%	2%	(2.8)	(123)%
Total operating expenses	108.6	120.5	47%	56%	(11.9)	(11)%

Income from operations	25.4	4.9	11%	2%	(20.5)	(81)%

Other expenses (income):
Interest income	(0.6)	(0.5)	(0)%	(0)%	(0.1)	(23)%
Interest expense	34.7	36.9	15%	17%	(2.2)	(6)%
Other expense (income), net	(10.1)	0.4	(4)%	0%	(10.5)	(104)%
Total other expenses	24.0	36.9	10%	17%	(12.8)	(53)%

Income (loss) before income taxes	1.3	(31.9)	1%	(15)%	(33.3)	(2478)%

Provision for income taxes	5.3	5.1	2%	2%	0.2	3%
Net loss	$(4.0)	$(37.1)	(2)%	(17)%	$(33.1)	(836)%

Consolidated Results

Net sales. Overall, net sales declined in the nine-month period ended September 30, 2006 compared to the nine-month period ended September 30, 2005.  The decline was primarily related to lower sales in the EAME region, led by France, the UK, Portugal, South Africa, and Italy, as well as a foreign currency translation loss of approximately $2.4 million, most of which occurred in the EAME region.  In France and Italy, weakened economies depressed sales, and the decreased revenues for the nine months ended September 30, 2006 also reflected the loss of consumers resulting from the publication in July 2005 of a now widely discredited study on the safety of aspartame. In France, these factors, as well as increased health consciousness, negatively affected the low-calorie sweetener category in general as well as the sugar category.  In the UK, sales were negatively impacted primarily by timing of shipments and aggressive pricing by major grocery retailers that forced higher discounting.  Despite the higher discounting, Merisant maintained its volume and dollar share of the market. Sales declined in Portugal as the new distributor purchased more inventory than required to be on hand as of December 31, 2005.  Also in Portugal, as well as South Africa and Hungary, the conversion from a direct sales model to a distributor model caused declines in net sales, but this planned decline in revenue was offset by reduced infrastructure costs.  Sales also declined in Hungary, Ireland, Greece and Germany, primarily as a result of lower consumer demand, weak economies and health concerns.  In Asia/Pacific, sales declined slightly as increased sales in Australia/New Zealand and Thailand were more than offset by lower sales in Malaysia and foreign currency translation losses.  In North America, despite reduced consumer demand, net sales improved in the grocery/drug channel as an adverse inventory adjustment in the nine months ended September 30, 2005 did not repeat in the same period in 2006 and trade marketing expenses declined.  Increased contract manufacturing activity also favorably impacted sales.  Lower food service sales related to increased competition, unfavorable sales mix and increased trade marketing partially offset the improved sales in North America.  In Latin America, the sales increase primarily related to improved grocery sales in the Caribbean and improved distributor performance in Argentina and Chile, partially offset by lower food service sales in Mexico and unfavorable currency translation.

Cost of sales. The Company realized some improved efficiencies in its manufacturing conversion costs due to lower spending and headcount reductions and improved overhead absorption through contract manufacturing activities.  Favorable currency translation, lower inventory obsolescence costs and reduced freight and distribution costs relating to lower sales volumes and conversion of certain countries to distributor models also contributed to lower cost of sales.  In addition, cost of sales improved as a volume-related penalty relating to Equal® Sugar Lite™  recorded in the nine months ended September 30, 2005 did not repeat in the nine months ended September 30, 2006.  Overall, the gross profit as a percentage of net sales remained stable at 58% for the nine months ended September 30, 2006 and September 30, 2005 as changes in sales mix, discounted pricing in the UK and the impact of converting countries to distributor models offset these improvements in cost of sales.

Operating expenses. Marketing and selling expenses decreased mainly due to lower brand support in all segments except North America, reduced selling costs in the EAME region, lower overall marketing and selling administration costs due to savings from restructuring actions and favorable foreign currency translation.  These favorable impacts were partially offset by termination costs and higher commissions relating to the transition from H. J. Heinz Company to ACH as the Company’s exclusive distributor in the United States and marketing and selling costs associated with Sweet Simplicity™. Administration expenses improved due to the non-recurring $1.4 million charge related to the Food Brokers, LTD receivable that was incurred in the period ended September 30, 2005 after Food Brokers, LTD went into receivership. Lower consulting and information technology costs and savings related to restructuring actions also reduced administration expenses.  These favorable impacts were more than offset by an increase in corporate expenses related to higher performance based incentive expense and an increase in litigation costs. Transaction fees increased as a result of $3.3 million in expenses incurred in conjunction with the Second Lien Credit Agreement.

The net loss on long lived assets in the nine months ended September 30, 2005 relates to the write down of equipment that the Company was obligated to purchase from third party vendors due to the cancellation of a product launch in the EAME region and the write down of assets at the Company’s vacated Clayton, Missouri location that was being subleased.  The majority of the loss reported for the nine months ended September 30, 2006 relates to the license agreement with The NutraSweet Company that allows the Company to manufacture and sell products using the NutraSweet® trademark. The license agreement requires the purchase of an annual minimum volume of aspartame from The NutraSweet Company to continue the use of the trademark.  In the third quarter of 2006, the Company determined that, as a result of the initiation of a multi-supplier strategy for aspartame to substantially improve the cost efficiency of its aspartame supply, it will not require the minimum purchase volume needed in 2006 to maintain the license agreement.  The license agreement will not automatically terminate upon the Company’s failure to meet the minimum purchase requirement; instead, The NutraSweet Company must deliver written notice to the Company of termination, which would be effective six months after such notice or when stock on hand as of the date of the notice is depleted, whichever is later. Although the Company cannot be certain if or when it will receive written notice of termination, it has determined that an adjustment was required to the estimated remaining useful life of the trademark and performed an impairment analysis, which resulted in an impairment loss of $7.6 million.  The Audit Committee of the Board of Directors reviewed and approved this impairment charge on November 7, 2006.   This non-cash accounting loss has no impact on the statement of cash flows or Operating EBITDA and the Company is implementing programs aimed at neutralizing any future cash flow impact from any discontinuation of the NutraSweet® product line.  Additional information regarding the charges in the third quarter of 2006 can be found in Note 5 to the unaudited consolidated financial statements found elsewhere in this document.

During the nine months ended September 30, 2006, the Company continued its restructuring initiatives to improve both financial results and the long-term value of the business. As a result of these actions, the Company recorded restructuring charges for workforce reductions of $5.0 million in the nine months ended September 30, 2006 as compared to $2.3 million in the same period in 2005. The restructuring charges incurred in the nine months ended September 30, 2006 relate primarily to new employee termination costs across all segments and the corporate headquarters and are expected to be substantially paid by the end of 2006. Additional information regarding restructuring charges and the related liability can be found in Note 3 to the unaudited consolidated financial statements.

Interest. On June 23, 2006, the Company entered into the Second Lien Credit Agreement. The Second Lien Credit Agreement consists of an $85.0 million term loan, the net proceeds of which were used to prepay $77.9 million in borrowings outstanding under the Senior Credit Agreement.  The extinguishment of indebtedness under the Senior Credit Agreement resulted in an increase in interest expense due to the write-off of related deferred financing fees totaling $2.5 million.  In addition, the Company’s interest expense increased as a result of higher interest bearing loans under the Second Lien Credit Agreement and the use of proceeds from the Second Lien Credit Agreement to prepay lower interest bearing loans under the Senior Credit Agreement, as well as overall increases in interest rates on variable interest rate debt instruments. Loans outstanding under the Senior Credit Agreement had a weighted average interest rate of approximately 9.0% per annum prior to the closing of the Second Lien Credit Agreement.  The Company’s borrowings under the Senior Credit Agreement and Second Lien Credit Agreement had a weighted average interest rate of approximately 10.3% per annum upon the closing of the Second Lien Credit Agreement.  Lastly, the Company successfully closed the registered exchange offer of the Notes in October  2005 which resulted in the discontinuation of penalty interest. The penalty interest went into effect as the Company had not consummated the registered exchange offer prior to the previously agreed deadline. The decrease in interest expense as a result of the discontinuation of the penalty interest partially offset the increases in interest expense previously discussed.

Other income/expense, net. The unfavorable variance of $10.5 million is mainly attributable to a $5.2 million currency gain on the euro-denominated debt for the nine months ended September 30, 2005 as compared to a $2.2 million currency loss on the euro-denominated debt for the nine month period ended September 30, 2006, as well as a $4.8 million unrealized gain on derivative instruments for the nine month period ended September 30, 2005 as compared to a $0.7 million realized gain on derivative instruments for the nine month period ended September 30, 2006.  In addition, the impact of a $1.3 million reversal of a currency loss in Latin America, occurring in the period ended September 30, 2005 and not repeating in the period ended September 30, 2006, also contributed to the unfavorable variance.  These items were partially offset by favorable balance sheet remeasurement impacts and a gain on the liquidation of the Italian subsidiary of $1.0 million recorded in the third quarter of 2006.

Taxes. For the nine months ended September 30, 2006, the Company recorded a $5.1 million tax provision on a loss before income taxes of $31.9 million. The unusual relationship of the Company’s tax provision to its pre-tax loss in the nine months ended September 30, 2006 relates to a combination of factors.  These factors include increased tax loss carryforwards, primarily generated in the United States, for which the Company has not recorded a tax benefit, as well as provisions for future tax costs which may be incurred upon the potential repatriation of certain 2006 foreign earnings that are not deemed to be permanently reinvested.   With regard to the deferred income tax assets on the tax loss carryforwards, the Company determined that it has not satisfied the “more likely than not” test and has increased its total valuation allowance by $13.2 million in the nine months ended September 30, 2006 to a total of $63.8 million. The Company will continue to assess the valuation allowances, and, to the extent the Company determines that such allowances are no longer required, these deferred income tax assets will be recognized in the future.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each reportable segment (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Nine Months Ended September 30,		Better/(Worse) than Prior Year		Nine Months Ended September 30,		Better/(Worse) than Prior Year
	2005	2006	$	%	2005	2006	$	%
	(in millions)				(in millions)

North America (2)	$87.0	$88.8	$1.8	2%	$30.5	$31.8	$1.3	4%
Operating EBITDA Margin					35%	36%	1%
EAME	103.8	88.1	(15.6)	(15)%	29.9	23.9	(6.0)	(20)%
Operating EBITDA Margin					29%	27%	(2)%
Latin America	23.8	24.3	0.5	2%	6.1	6.8	0.6	10%
Operating EBITDA Margin					26%	28%	2%
Asia/Pacific	15.6	15.5	(0.1)	(1)%	4.0	4.7	0.7	18%
Operating EBITDA Margin					26%	31%	5%

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

(2)             North America segment results exclude immaterial sales and $2.7 million of negative Operating EBITDA results related to a new product launch which management evaluates separately from this geographical segment.

North America

Net sales. In North America, despite reduced consumer demand, net sales improved in the grocery/drug channel as an adverse inventory adjustment in the nine months ended September 30, 2005 did not repeat in the same period in 2006.  Increased contract manufacturing activity also favorably impacted sales.  Lower food service sales related to increased competition, sales declines in the club channel related to changes in inventory levels and lower consumer demand, unfavorable sales mix and increased trade marketing partially offset the sales improvement previously discussed.

Operating EBITDA. The increase in Operating EBITDA was primarily related to the margin impact of the improved sales, lower conversion costs related to reduced spending, headcount reductions, improved overhead absorption costs related to increased contract manufacturing activities and the impact of a volume related penalty recorded in the third quarter of 2005 that did not repeat in 2006.  These favorable impacts were partially offset by higher selling costs due to increased sales volumes and commissions to the new distributor and unfavorable sales mix. Operating EBITDA margin increased due primarily to the favorable conversion costs and overhead absorption previously discussed.

EAME

Net sales. In EAME, sales declined primarily as a result of a $2.0 million unfavorable currency translation and lower sales across most of the region, led by France, the UK, South Africa, Portugal and Italy.  In France and Italy, weakened economies continued to depress sales, and the decreased revenues for the nine months ended September 30, 2006 also reflected the loss of consumers resulting from the publication in July 2005 of a now widely discredited study on the safety of aspartame.  In France, these factors, as well as increased health consciousness, negatively affected the low-calorie sweetener category in general as well as the sugar category.  In the UK, sales were negatively impacted primarily by timing of shipments and aggressive pricing by major grocery retailers that forced higher discounting.  Despite the higher discounting, Merisant maintained its volume and value share of the market. In Portugal, South Africa and Hungary, the conversion from a direct sales model to a distributor model caused declines in net sales, but this planned decline in revenue was offset by reduced infrastructure costs.  In Portugal, the Company closed its office and converted its proprietary distribution operation into a third party distributor operation at the end of 2005. The new distributor acquired more inventory than normally required as part of its start-up of the distributorship, which caused unusually low sales to that distributor thus far in 2006.  Sales also declined in Hungary, Ireland, Greece and Germany, primarily as a result of lower consumer demand, weak economies and health concerns.  These negative variances were partially offset by increased sales in Belgium and the Netherlands where an unusually positive impact on sales compared to the same period in 2005 was created by the conversion to a buy/sell model with the distributor in those countries.

Operating EBITDA.  Operating EBITDA decreased mainly due to the margin impact of lower sales.  This negative impact was partially offset by reduced brand support at the regional level, lower variable selling costs and freight and distribution costs due to reduced sales, reduced supply chain, marketing and selling administration costs due to savings from restructuring actions, lower inventory obsolescence costs and the $1.3 million charge related to the Food Brokers, LTD receivable that was incurred in the period ended September 30, 2005 that did not recur in the corresponding period in 2006. The decrease in Operating EBITDA margin was primarily due to higher marketing costs as a percentage of sales and a decrease in gross profit as a percentage of sales, mainly related to changes in sales mix and discounted pricing in the UK.

Latin America

Net sales. The increase in Latin American sales was mainly due to improved consumer demand in the Caribbean grocery channel and improved distributor performance in Argentina, Central America and Chile.  These favorable impacts were partially offset by lower sales in Mexico due to the termination of a food service distributor contract, as well as unfavorable currency translation.

Operating EBITDA. The increase in Operating EBITDA was mainly related to lower brand support and reduced cost of goods sold and marketing, selling and general administrative costs due to savings from restructuring actions and business model changes.  The reduction in brand support occurred primarily in Mexico due to the absence of a product launch in the period ended September 30, 2006 as compared the presence of a product launch in the same period in 2005.  These impacts were partially offset by increased manufacturing costs and the impact of a $1.3 million reversal of a currency loss in the period ended September 20, 2005 that did not repeat in the corresponding period in 2006. Operating EBITDA margin increased primarily due to lower operating expenses as a percentage of sales.

Asia/Pacific

Net sales. Net sales in the Asia/Pacific region decreased primarily due to foreign currency translation losses.  Sales increases in Australia/New Zealand, Thailand and India were nearly offset by sales decreases in Malaysia, Hong Kong and Indonesia.

Operating EBITDA. Operating EBITDA and Operating EBITDA margin increased due to reductions in inventory obsolescence charges and selling and general administrative costs due to savings from restructuring actions, mainly in Australia.

Corporate Expenses

Corporate expenses increased from $17.8 million for the nine months ended September 30, 2005 to $19.3 million for the nine months ended September 30, 2006, primarily due to higher performance based incentive expense and litigation costs, partially offset by lower consulting costs, information technology costs and savings related to restructuring actions.

Liquidity and Capital Resources

The Company’s liquidity needs are primarily met through internally generated cash flow. From time to time, the Company borrows money under its revolving line of credit under the Senior Credit Agreement. The Company’s primary uses of cash are cost of sales, operating expenses, debt service, capital expenditures and distributions to its stockholder. The Company’s foreign subsidiaries generated approximately 60% of its consolidated net sales during the nine months ended September 30, 2006, and it has relied upon the repatriation of cash from its foreign subsidiaries to satisfy many of its cash requirements. Historically, the Company had received a vast majority of funds from its foreign subsidiaries through its Swiss subsidiary in the form of payments pursuant to a promissory note. This promissory note was repaid in full in January 2006. On March 30, 2006, Merisant issued a revolver note to its Swiss subsidiary, which will mature in 2011. Merisant may borrow up to $200 million from its Swiss subsidiary during the term of the revolver note, and Merisant expects to repatriate cash to the United States through borrowings under this revolver note. The balance relating to this revolving note as of September 30, 2006 was $31.4 million, consisting of $30.8 million in outstanding borrowings and $0.6 million in accrued interest.

Accounts receivable levels, time to payment and inventory levels impact the amount of internally generated cash flow. The following table shows information with respect to the Company’s accounts receivable and inventory at December 31, 2005 and September 30, 2006. Accounts receivable decreased in the nine months ended September 30, 2006 primarily due to the transition to a new distributor in the United States with improved terms and collections as compared to the previous distributor and lower sales in the third quarter of 2006 compared to the fourth quarter of 2005.  The decrease in inventory resulted from the purchase of excess aspartame inventory in 2005 to satisfy a minimum volume commitment that is being consumed during 2006.

	December 31, 2005	September 30, 2006

Accounts receivable (in millions)	$66.3	$62.7
Days sales outstanding	78	77
Inventory (in millions)	$29.2	$20.1
Days sales in inventory	81	58

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

For the nine months ended September 30, 2006, net cash provided by operating activities was $4.4 million compared to $5.1 million for the nine months ended September 30, 2005. Operating cash flows decreased $0.7 million versus the nine months ended September 30, 2005, due to decreased net income after adjusting for non-cash items, nearly offset by an increase in the contribution from working capital of $10.9 million. The contribution from working capital increased mainly due to a significant decrease in accounts receivable primarily related to improved terms with a key distributor and lower sales, reduction in other receivables due mainly to the collection of funds related to the sale of the South African subsidiary and lower aspartame inventories as the Company consumes excess quantities purchased in 2005 to satisfy a minimum volume commitment.

Net cash used in investing activities totaled $1.4 million for the nine months ended September 30, 2006 compared to $3.0 million for the nine months ended September 30, 2005 due to reduced spending on capital expenditures.

For the nine months ended September 30, 2006, financing activities used $11.6 million in cash as compared to providing $2.3 million in cash for the nine months ended September 30, 2005.  In the nine months ended September 30, 2006, cash was provided from borrowings of $85.0 million under Merisant’s Second Lien Credit Agreement, but the proceeds were used fully to prepay borrowings under Merisant’s Senior Credit Agreement and for costs relating to the Second Lien Credit Agreement.  Additional funds obtained from Merisant’s sale of its South African and Hungarian subsidiaries were used to prepay existing debt obligations under the Term A and Term B loans in accordance with the terms of the Senior Credit Agreement.  For the nine months ended September 30, 2006, the Company also used cash to pay Merisant’s scheduled principal payments under the Senior Credit Agreement and to pay fees related to amendments to the Senior Credit Agreement, as was also the case for the same period ended September 30, 2005.  In addition, distributions of $0.5 million and $1.0 million were made to the Company’s sole stockholder in the nine-month periods ended September 30, 2006 and 2005, respectively, for the purpose of paying financing fees and other administrative expenses.

Capital Expenditures

Capital expenditures in 2006 are expected to be in the range of $3.0 million to $5.0 million. The Company believes that internally generated cash flow, together with borrowing available under the Senior Credit Agreement, will be sufficient to fund capital expenditures over the next 12 months.

Financing

The Senior Credit Agreement provides for aggregate commitments of up to $310.0 million, consisting of a revolving loan facility of $35.0 million, of which a portion is available at Merisant’s option in euro or dollars or in the form of letters of credit denominated in dollars or euro, as well as term loan facilities of $275.0 million, consisting of a Euro Term Loan A of $50.0 million, and a Term Loan B of $225.0 million, denominated in dollars. The Euro Term Loan A and the revolving loan facility have a maturity of five and one-half years while the Term Loan B has a maturity of six and one-half years. The Senior Credit Agreement is guaranteed by Merisant’s sole stockholder and each of Merisant’s domestic subsidiaries. The Senior Credit Agreement and the guarantees of the guarantors are secured by a first-priority security interest in substantially all of Merisant’s assets and the assets of the guarantors.

As of September 30, 2006, deferred financing cost related to entering into the Senior Credit Agreement, the issuance of the Notes in July 2003, the 2005 registered exchange offer with respect to the Notes and the execution of any subsequent amendments to the Senior Credit Agreement was approximately $10.7 million and is being amortized in accordance with the terms of the respective debt instruments.

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

On June 23, 2006, Merisant completed the Fifth Amendment to the Senior Credit Agreement concurrent with the closing of the Second Lien Credit Agreement.  The Fifth Amendment amended the Senior Credit Agreement to accommodate the Second Lien Credit Agreement and to effect certain other amendments that were intended to facilitate a de-leveraging of the Company capital structure.  The amendments include exceptions to the restrictive covenants to permit, subject to certain limitations and subject to the restrictions contained in the indenture governing the Notes and Merisant Worldwide’s 12¼% Senior Subordinated Discount Notes due 2014 (the “Senior Subordinated Discount Notes”):

•                                          the issuance of certain preferred stock by Merisant Worldwide;

•                                          the issuance of up to an aggregate of $100.0 million of payment-in-kind (“PIK”) notes and additional secured indebtedness;

•                                          additional restricted payments up to $10.0 million each fiscal year;

•                                          the exchange by Merisant Worldwide or Merisant of capital stock of Merisant Worldwide, PIK notes or additional secured PIK indebtedness for the Senior Subordinated Discount Notes or the Notes or the repurchase of the Notes or Senior Subordinated Discount Notes with the net cash proceeds from the issuance of such capital stock, PIK notes or additional secured PIK indebtedness so long as the Notes and the Senior Subordinated Discount Notes are cancelled in connection with any such transaction; and

•                                          the acquisition by Merisant Worldwide and Merisant of the Notes or Senior Subordinated Discount Notes in transactions permitted under the restricted payment covenant.

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

Depending on the type of borrowing by Merisant, the applicable interest rate under the Second Lien Credit Agreement is calculated as a per annum rate equal to (a) LIBOR plus 850 basis points or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.5% plus (ii) 750 basis points. As of September 30, 2006, there were $85.0 million in term loans outstanding under the Second Lien Credit Agreement at an interest rate of 13.98%.

The Second Lien Credit Agreement contains provisions for mandatory prepayments from 100% of the net cash proceeds of asset sales, recovery events and debt issuances and 50% of the net cash proceeds of equity issuances, subject to certain exceptions. Merisant may prepay the terms loans under the Second Lien Credit Agreement in whole or in part at any time. If Merisant makes any such payments during the first three years of the credit facility, Merisant must pay a premium of 3%, 2% and 1% of the aggregate principal amount of term loans prepaid in the first, second and third years of the Second Lien Credit Agreement, respectively, except that these prepayment premiums will be reduced to 1.5%, 1% and 0.5%, respectively on the first $25.5 million aggregate principal amount of the term loans prepaid with the net cash proceeds from an equity issuance by Merisant Worldwide.

The obligations under the Second Lien Credit Agreement are guaranteed by Merisant Worldwide and Merisant’s domestic subsidiaries, and are secured by a lien on substantially all of the assets of Merisant, Merisant Worldwide and each subsidiary guarantor, including a pledge of 65% of the ownership interests in each first-tier foreign subsidiary held by a guarantor, with certain exceptions.

The Second Lien Credit Agreement increased the aggregate principal amount of Merisant’s indebtedness by $7.2 million, and Merisant’s interest expense will increase as a result of the transaction. Merisant’s loans outstanding under the Senior Credit Agreement had a weighted average interest rate of approximately 9.0% per annum prior to the closing of the Second Lien Credit Agreement. Merisant’s borrowings under the Senior Credit Agreement and Second Lien Credit Agreement had a weighted average interest rate of approximately 10.3% per annum upon the closing of the Second Lien Credit Agreement. The interest rates on loans outstanding under the Senior Credit Agreement reverted to Euro-LIBOR plus 325 basis points on Euro-denominated term A loans and LIBOR plus 325 basis points on term B loans and revolving loans upon the closing of the Second Lien Credit Agreement.

As of September 30, 2006, deferred financing cost related to entering into the Second Lien Credit Agreement was approximately $3.9 million and is being amortized in accordance with the terms of the Second Lien Credit Agreement.

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

Restrictive Covenants and Bank EBITDA. The indenture governing the Notes, the Senior Credit Agreement and the Second Lien Credit Agreement contain certain covenants that limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, restricted payments (including dividends) and mergers and consolidations, subject to certain exceptions. In addition, the Senior Credit Agreement and the Second Lien Credit Agreement require Merisant to maintain compliance with a consolidated first-lien leverage ratio covenant, a consolidated senior leverage ratio covenant, a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, and a consolidated fixed charge coverage ratio covenant. The representations, warranties, covenants and defaults in the Second Lien Credit Agreement are substantially similar to the representations, warranties, covenants and defaults in the Senior Credit Agreement in all material respects, except that certain negative covenants are less restrictive on Merisant and its subsidiaries’ business and operations and the financial covenant ratios are less restrictive, in each case, than those set forth in the Senior Credit Agreement.

As noted above, the Senior Credit Agreement and the Second Lien Credit Agreement contain financial covenants that require Merisant to maintain certain ratios. These ratios are measured on the basis of Bank EBITDA for the four fiscal quarters ending at least 45 days prior to the payment date. Bank EBITDA is discussed here because it is the measure upon which the covenants contained in the Senior Credit Agreement are measured. However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information with respect to assessing Merisant’s compliance with covenants under its primary debt obligations, this measure should not be considered in isolation from, or as a substitute for, consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to, similarly titled measures used by other companies.

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

•                                          any extraordinary or non-recurring cash losses or expenses arising from restructuring not to exceed in the aggregate (A) if such period ends prior to January 1, 2004 (for Senior Credit Agreement), (B) if such period ends prior to January 1, 2006, $14,600,000, (C) if such period begins on or after January 1, 2006, (x) $11,000,000 with respect to any such non-recurring cash losses or expenses arising from the implementation of Merisant’s plan known as “Project Arrow” and related restructuring, (y) $4,000,000 with respect to any such non-recurring cash losses or expenses arising from the transition from H.J. Heinz Company to ACH Food Companies, Inc. as exclusive distributor to Merisant and its subsidiaries in the United States; and (z) any cash expenses incurred in connection with (i) any waiver of a default or event of default and any amendment to the Senior Credit Agreement including the fees and expenses of any attorneys and financial advisers retained by the administrative agent pursuant thereto with respect to any such waiver or amendment and (ii) the negotiation, execution and closing of the Second Lien Credit Agreement and any waiver of a default or event of default and any amendment to the Second Lien Credit Agreement including the fees and expenses of any attorneys and financial advisers retained by the administrative agent with respect to any such waiver or amendment; and

•                                          expenses incurred by Merisant or any subsidiary prior to January 1, 2007 in connection with the development and commercialization of the all-natural, zero-calorie sweetener to be marketed under the Sweet Simplicity™ trademark, in an amount not to exceed in the aggregate $3,000,000.

Bank EBITDA for the nine months ended September 30, 2006 was $47.8 million. Merisant was in compliance with its covenants under the Senior Credit Agreement, as amended, and the Second Lien Credit Agreement at September 30, 2006.

The following table illustrates the reconciliation of Bank EBITDA to cash flow from operating activities, which management believes is the most nearly equivalent GAAP measure:

Nine Months Ended September 30, 2006
(in millions)
Net cash provided by operating activities	$4.4
Provision for income taxes, net of deferred income tax provision	1.7
Interest expense, net of non-cash interest expense	34.1
Cash costs of refinancing	0.8
Restructuring expenses (a)	5.0
Other items (b)	3.5
Equity in (income) loss of affiliates	0.0
Net change in operating assets and liabilities	(1.7)
Bank EBITDA	$47.8

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Operations

With approximately 64% and 60% of Merisant’s consolidated total net sales generated by its subsidiaries outside of the United States in the nine months ended September 30, 2005 and 2006, respectively, Merisant’s ability to obtain funds necessary to meet its obligations is subject to applicable laws, foreign taxes and intercompany pricing laws, including those relating to the flow of funds between Merisant’s foreign affiliates pursuant to, for example, purchase agreements, licensing agreements or other arrangements. Historically, Merisant received a vast majority of funds from its foreign affiliates through its Swiss subsidiary in the form of payments pursuant to a promissory note. The note was repaid in full in January 2006. On March 30, 2006, Merisant issued a revolver note to its Swiss subsidiary, which will mature in 2011. Merisant may borrow up to $200 million from its Swiss subsidiary during the term of the revolver note. The Company is repatriating cash to the United States through borrowings under this revolver note, which total $30.8 million as of September 30, 2006. Regulators in the United States and other foreign countries where Merisant operates may closely monitor its corporate structure and how it effects intercompany fund transfers.

In addition, as of September 30, 2006, foreign affiliates comprised approximately 45% of Merisant’s consolidated total assets. Accordingly, the Company has been, and will continue to be, exposed to foreign exchange risk.

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

A significant portion of the Company’s debt bears interest at a fixed rate. Interest rate exposure results from Merisant’s floating rate borrowings. For the nine month period ended September 30, 2006, a 1.0% per annum increase or decrease in interest rates would have resulted in an increase or decrease in cash interest costs for Merisant’s Term A and Term B loans of approximately $1.7 million, excluding the impact from the interest rate derivatives that were still in place for the majority of the three month period ended March 31, 2006.

In the normal course of business, Merisant identifies risks relating to foreign currency exchange rates and interest rates and mitigates their financial impact through corporate policies and, at times, through the use of derivative financial instruments. Merisant uses derivatives only where there is an underlying exposure and does not use them for trading or speculative purposes. The counter parties to the hedging activities are highly rated financial institutions. The Company did not have any foreign currency forward exchange contracts or interest rate derivatives outstanding at September 30, 2006.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2005 of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures needed improvement and were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files with the SEC or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In making this conclusion, the Chief Executive Officer and Chief Financial Officer considered the material weaknesses in the Company’s internal controls over financial reporting and the status of the corrective actions to remedy those material weaknesses described below. In its reevaluation of the Company’s disclosure controls and procedures as of September 30, 2006, the Chief Executive Officer and the Chief Financial Officer noted certain incremental improvements during the year. However, the Company has not formally documented and tested all of its potentially remediated controls to affirmatively conclude that such controls are operating effectively.

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

Income Taxes. The income tax accounts were reconciled at year-end and quarter-end. The Company continues to use an outside adviser to assist with its taxes and reconciliations on a regular basis as well as to assist with training finance personnel on tax accounting matters. In addition, the Company hired an internal tax manager to further build its core competencies in the tax area.

Inventory. The inventory accounts were substantially reconciled at year-end and quarter-end. While the entire inventory process, from acquiring raw materials to shipping finished goods, requires frequent manual intervention, the Company has implemented critical monthly and annual controls to ensure that the inventory accounts presented in the financial statements are fairly stated. Specifically, the following actions are taken:

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

Accrued Trade Promotions. The accrued trade promotion account was reconciled at year-end and quarter-ends. Throughout 2005 and the nine months ended September 30, 2006, the Company has continued to refine its detailed methodology for estimating and accruing trade marketing expenses.

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

On October 23, 2006, Merisant France SAS, the Company’s French subsidiary, commenced legal actions in the Commercial Court of Paris against McNeil and McNeil Nutritionals Ltd., McNeil’s French and UK subsidiaries respectively, related to McNeil’s advertising campaign for Splenda® in France. Specifically, the Company is seeking injunctive relief and unspecified monetary damages for what it believes to be misleading advertising and violations of food labeling laws.

Merisant Europe B.V.B.A., the Company’s Belgium subsidiary, entered into a co-branding agreement with Galleria Srl, a company through which the Italian designer Elio Fiorucci operates. Under this co-branding arrangement, Merisant Europe produced a line of Canderel® tablet dispensers that featured designs and trademarks from Mr. Fiorucci’s “Love Therapy by Elio Fiorucci” collection. The co-branding arrangement contains a representation and warranty that Galleria owns all rights in the name “Love Therapy by Elio Fiorucci” and associated designs and further provides that Galleria will indemnify and hold Merisant Europe and its affiliates harmless against damages resulting from or related to their use of the name and designs pursuant to the agreement. Beginning in 2005, Merisant Europe sold tablet dispensers with the “Love Therapy by Elio Fiorucci” designs in Italy. Edwin & Co. Ltd. has claimed that it owns all rights in Mr. Fiorucci’s name and in the designs used by the Company and has filed suit against Merisant Europe in Milan, Italy. On or about March 17, 2006, the court in Milan enjoined Merisant Europe from producing or selling the tablet dispensers after the date of the court order. The Company no longer produces the dispensers and has stopped selling dispensers to its distributor in Italy and to customers through the Internet. Merisant Europe has filed an appeal and will vigorously oppose the court’s order. Merisant Europe will also enforce its indemnification rights under its co-branding arrangement with Galleria Srl.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

On July 20, 2006, the sole stockholder of Merisant took action by written consent to elect Mr. David House as a director. The terms of office of Paul Block, Robert Albus, Arnold Donald, Alec Machiels and Adam Stagliano continued after such action.

Item 6.    Exhibits

Exhibit No.	Description

31.1	Certificate of Paul R. Block pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

31.2	Certificate of Anthony J. Nocchiero pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

32.1	Certificate of Paul R. Block pursuant to 18 U.S.C. Section 1350.

32.2	Certificate of Anthony J. Nocchiero pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERISANT COMPANY

Date: November 13, 2006	By:	/s/ Anthony J. Nocchiero
Anthony J. Nocchiero
Chief Financial Officer
(on behalf of the Company and in capacity
of principal financial officer)