Form 10-Q
period 2007-09-30
MERISANT CO
filed 2007-11-13
CIK 1270597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number:  333—114105

Merisant Company

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2218321
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

10 South Riverside Plaza, Suite 850
Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 13, 2007, the registrant had 100 shares of common stock, par value $0.01 per share, outstanding, all of which were owned by Merisant Worldwide, Inc.

This report is being filed pursuant to a requirement contained in the indenture governing Merisant Company’s 9½% Senior Subordinated Notes due 2013.

MERISANT COMPANY

INDEX TO REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements of Merisant Company

MERISANT COMPANY

Unaudited Consolidated Balance Sheets

(Dollars In Thousands, Except Per Share Amounts)

	At December 31, 2006	At September 30, 2007
ASSETS
Cash and cash equivalents	$23,730	$40,487
Trade accounts receivable, net of allowances of $534 and $729, respectively	68,006	70,544
Other receivables	5,689	7,600
Inventories	13,792	13,067
Prepaid expenses and other assets	5,365	7,501
Current portionof note receivable from director	970	970
Deferred income tax assets	1,534	1,418
Total current assets	119,086	141,587
Property and equipment, net	23,341	20,380
Trademarks and other intangible assets, less accumulated amortization of $159,340 and $158,758, respectively	182,679	165,961
Goodwill	107,209	107,209
Deferred financing costs, less accumulated amortization of $7,570 and $9,209, respectively	13,621	10,397
Non-current portion of note receivable from director	2,651	1,779
Investment in equity affiliate	269	396
Other non-current assets	967	854
Total assets	$449,823	$448,563
LIABILITIES AND STOCKHOLDER’S DEFICIT
Accounts payable	$16,234	$15,201
Income taxes payable	1,578	630
Accrued interest expense	11,793	7,529
Accrued trademarketing and consumer promotions	12,200	16,657
Accrued incentives	8,017	4,454
Accrued expenses and other liabilities	11,757	10,259
Current maturities of long-term obligations	8,468	9,837
Total current liabilities	70,047	64,567
Long-term obligations, net of current maturities	427,813	421,074
Deferred income tax liabilities	19,439	22,456
Other liabilities	11,452	6,536
Total liabilities	528,751	514,633
Commitments and contingencies (Note 8)
Stockholder’s Deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Due for purchase of shares in Merisant Worldwide, Inc.	(707)	(189)
Retained deficit	(72,595)	(61,926)
Accumulated other comprehensive loss	(5,626)	(3,955)
Total stockholder’s deficit	(78,928)	(66,070)
Total liabilities and stockholder’s deficit	$449,823	$448,563

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT COMPANY

Unaudited Consolidated Statements of Operations and

Comprehensive Income (Loss)

(Dollars In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net sales	$68,430	$72,837	$216,726	$213,240
Cost of sales	29,720	31,518	91,339	94,120
Gross profit	38,710	41,319	125,387	119,120
Operating expenses:
Marketing and selling expenses	17,025	15,921	56,134	48,202
Administration expenses	9,062	8,162	31,543	33,456
Amortization of intangible assets	5,553	5,264	16,661	16,718
Transaction fees	—	—	3,300	—
Net loss on long lived assets	7,788	—	7,788	—
Restructuring expenses.	1,441	211	5,037	1,085
Total operating expenses	40,869	29,558	120,463	99,461
Income (loss) from operations	(2,159)	11,761	4,924	19,659
Other expense (income):
Interest income	(104)	(246)	(468)	(611)
Interest expense	12,141	10,946	34,404	34,393
Costs of refinancing	—	—	2,478	5,791
Other expense (income), net	(1,094)	117	444	(29,962)
Total other expense	10,943	10,817	36,858	9,611
Income (loss) before income taxes	(13,102)	944	(31,934)	10,048
Provision for income taxes	2,206	1,336	5,147	5,036
Net income (loss)	$(15,308)	$(392)	$(37,081)	$5,012

Net income (loss) from above	$(15,308)	$(392)	$(37,081)	$5,012
Other comprehensive income (loss)	(581)	960	279	1,671
Total comprehensive income (loss)	$(15,889)	$568	$(36,802)	$6,683

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT COMPANY

Unaudited Consolidated Statement of Stockholder’s Deficit

(Dollars In Thousands)

	Common Stock	Due for Purchase of Shares in Merisant Worldwide, Inc.	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2006	$—	$(707)	$(72,595)	$(5,626)	$(78,928)
Foreign currency translation adjustment	—	—	—	1,671	1,671
Dividend to Merisant Worldwide, Inc.	—	—	(100)	—	(100)
Settlement of loans for purchase of shares in Merisant Worldwide, Inc.	—	518	—	—	518
Cumulative effect of FIN 48 implementation	—	—	5,757	—	5,757
Net income	—	—	5,012	—	5,012
Balance at September 30, 2007	$—	$(189)	$(61,926)	$(3,955)	$(66,070)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT COMPANY

Unaudited Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Nine Months Ended September 30,
	2006	2007
Operating Activities
Net income (loss)	$(37,081)	$5,012
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,527	4,919
Net loss on long lived assets	7,788	—
Gain on liquidation or sale of subsidiary	(888)	(284)
Amortization of intangible assets	16,661	16,718
Amortization of deferred financing costs	2,330	2,520
Write off of deferred financing costs	2,478	3,241
Euro-denominated loan foreign exchange loss	2,169	1,382
Net realized gains on derivative instruments	(694)	—
Equity in income of affiliate	(21)	(127)
Deferred income tax provision	3,416	3,141
Changes in operating assets and liabilities:
Trade accounts receivable	5,109	(929)
Other receivables	5,768	(971)
Inventories	9,900	1,005
Prepaid expenses and other assets	(579)	(1,992)
Accounts payable	(2,558)	(1,112)
Accrued expenses and other	(15,970)	(5,770)
Net cash provided by operating activities	4,355	26,753
Investing Activities
Proceeds from sale of property and equipment	207	216
Purchases of property and equipment	(1,652)	(2,188)
Net cash used in investing activities	(1,445)	(1,972)
Financing Activities
Net payments under revolving credit facility	(16,000)	—
Borrowings under long-term obligations	85,095	85,088
Principal payments on long-term obligations, excluding revolving credit facility	(74,517)	(91,649)
Payment of deferred financing costs	(5,644)	(2,537)
Distributions to stockholder	(500)	(100)
Settlement of loans for purchase of shares in Merisant Worldwide, Inc.	—	518
Net cash used in financing activities	(11,566)	(8,680)
Effect of exchange rate on cash and cash equivalents	284	656
Net increase in cash and cash equivalents	(8,372)	16,757
Cash and cash equivalents at beginning of period	18,064	23,730
Cash and cash equivalents at end of period	$9,692	$40,487

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

2.                       Segment Information

The Company manufactures and markets primarily low-calorie tabletop sweeteners globally. Therefore, the Company’s reportable segments are organized and managed principally by geographic region:  North America; Europe/Africa/Middle East, referred to as EAME; Latin America; and Asia/Pacific. The Company’s management reviews Operating EBITDA to evaluate segment performance and allocate resources. Operating EBITDA consists of segment earnings before interest expense, income tax expense, depreciation and amortization as well as items such as expenses related to restructuring charges, certain significant charges related to new product development and launch costs, costs related to the transition to a new exclusive distributor in the United States, certain litigation costs and certain other non-cash items or excludable gains or losses. Other expense (income), net, as reported in the unaudited consolidated financial statements, is included in Operating EBITDA of the respective reportable segments, except for the portion of other expense (income), net that relates to the foreign currency transaction gains or losses associated with the Company’s euro-denominated debt (see Note 6) and unrealized gains or losses on derivative instruments. Corporate expenses include corporate staff and related amounts. Corporate expenses, interest and other expenses and the provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment performance reviewed by management. The Company launched a new product line in North America in the first quarter of 2006 which management evaluates and manages separately from its other North American operations. As such, this item is also excluded from the measure of segment performance reviewed by management. The Company’s definition of Operating EBITDA is largely driven by similar definitions of Bank EBITDA under its primary credit facilities.  The definition of Bank EBITDA was amended in the May 2007 amendment of those credit facilities, and that change is reflected in the Company’s computation of Operating EBITDA for the 2007 periods.  The Company’s assets, which are principally in the United States and Europe, are also managed geographically. A summary of the Company’s results of operations by reportable segment for the three and nine months ended September 30, 2006 and 2007 is as follows:

For the Three Months Ended September 30, 2006

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$25,854	$27,388	$9,612	$5,566	$68,420
Net sales related to new product launch					10
Total consolidated net sales					$68,430

Operating EBITDA	$8,983	$8,097	$3,093	$1,380	$21,553
Less (plus):
Corporate expenses					5,236
Restructuring expense					1,441
Depreciation expense					2,151
Net loss on long lived assets					7,788
Amortization expense					5,553
Currency loss on euro debt					241
Gain on liquidation or sale of subsidiary					(1,119)
Loss related to new product launch					1,217
Transition costs for new exclusive distributor in the United States					106
Other non-cash expense					4
Other income, net					1,094
Loss from operations					(2,159)
Interest expense, net					12,037
Other income, net					(1,094)
Loss before income taxes					$(13,102)

For the Three Months Ended September 30, 2007

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$29,127	$27,920	$9,508	$6,254	$72,809
Net sales related to new product launch					28
Total consolidated net sales					$72,837

Operating EBITDA	$11,298	$9,874	$2,913	$1,971	$26,056
Less (plus):
Corporate expenses					5,216
Restructuring and specified project implementation costs					414
Depreciation expense					1,590
Amortization expense					5,264
Currency loss on euro debt					879
Gain on liquidation or sale of subsidiary					(284)
Loss related to new product launch					1,314
Other non-cash expense					19
Other income, net					(117)
Income from operations					11,761
Interest expense, net					10,700
Other income, net					117
Income before income taxes					$944

For the Nine Months Ended September 30, 2006

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$88,770	$88,130	$24,318	$15,471	$216,689
Net sales related to new product launch					37
Total consolidated net sales					$216,726

Operating EBITDA	$31,831	$23,816	$6,719	$4,742	$67,108
Less (plus):
Corporate expenses					19,318
Restructuring expense					5,037
Depreciation expense					6,527
Net loss on long lived assets					7,788
Amortization expense					16,661
Currency loss on euro debt					2,169
Realized gain on derivative instruments					(694)
Gain on liquidation or sale of subsidiary					(975)
Loss related to new product launch					2,704
Transition costs for new exclusive distributor in the United States					779
Transaction fees					3,300
Other non-cash expense					14
Other expense, net					(444)
Income from operations					4,924
Interest expense, net					33,936
Cost of refinancing					2,478
Other expense, net					444
Loss before income taxes					$(31,934)

For the Nine Months Ended September 30, 2007

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$85,655	$84,577	$22,855	$20,157	$213,244
Net sales related to new product launch					(4)
Total consolidated net sales					$213,240

Operating EBITDA	$31,703	$25,581	$5,913	$7,428	$70,625
Less (plus):
Corporate expenses					19,190
Restructuring and specified project implementation costs					1,288
Depreciation expense					4,919
Amortization expense					16,718
Currency loss on euro debt					1,382
Gain on liquidation or sale of subsidiary					(284)
Loss related to new product launch					2,852
Other non-cash charge and net gain excludable from Operating EBITDA					4,869
Gain from receipt of one-time payment excludable from Operating EBITDA					(30,000)
Other non-cash expense					70
Other expense, net					29,962
Income from operations					19,659
Interest expense, net					33,782
Cost of refinancing					5,791
Other expense, net					(29,962)
Income before income taxes					$10,048

3.                       Restructuring Expenses

During the nine months ended September 30, 2007, the Company continued to evaluate opportunities to increase efficiency and reduce costs. This review resulted in the continuation of workforce reductions and planned changes in the Company’s global business model. These actions are designed to improve both financial results and the long-term value of the business. Restructuring expenses for workforce reductions of $1,441 and $211 were recorded for the three months ended September 30, 2006 and September 30, 2007, respectively, and $5,037 and $1,085 were recorded for the nine months ended September 30, 2006 and September 30, 2007, respectively. The 2007 charges principally related to planned termination costs for employees, including charges related to sixteen additional personnel that were notified of the termination of their employment during the nine months ended September 30, 2007.  Severance payments and benefits are scheduled to be made over the next three months.

Reconciliation of the restructuring liability at September 30, 2007 is as follows:

Restructuring liability at December 31, 2006	$444
Restructuring expenses for the nine months ended September 30, 2007	1,085
Cash payments for the nine months ended September 30, 2007	(1,300)
Restructuring liability at September 30, 2007	$229

The restructuring liability at December 31, 2006 and September 30, 2007 is included in the line item “Accrued expenses and other liabilities” in the accompanying consolidated balance sheets.

The following table represents restructuring expenses included in each segment and corporate expenses for the three and nine months ended September 30, 2006 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
North America	$256	$—	$359	$—
EAME	770	204	2,637	502
Latin America	20	5	1,058	91
Asia/Pacific	78	2	583	332
Corporate	317	—	400	160
Total	$1,441	$211	$5,037	$1,085

4.                       Inventories

Inventories consisted of the following at December 31, 2006 and September 30, 2007:

	December 31, 2006	September 30, 2007
Raw materials and supplies	$7,309	$6,335
Work in process	592	765
Finished goods	6,869	6,626
Inventory obsolescence reserves	(978)	(659)
Total	$13,792	$13,067

5.                        Net Loss on Long Lived Assets

On July 2, 2007, the Company’s license agreement to manufacture and sell product using the NutraSweet® trademark under a license agreement with The NutraSweet Company terminated.  The value of this license agreement was classified as an intangible asset on the balance sheet and was being amortized over a 15 year life commencing in March 2000.  The majority of the net loss on long lived assets reported for the three and nine months ended September 30, 2006 relates to the impairment of this license agreement.  The license agreement required the purchase of an annual minimum volume of aspartame from The NutraSweet Company to continue use of the trademark.  In the third quarter of 2006, the Company determined that, as a result of the initiation of a multi-supplier strategy for aspartame to substantially improve the cost efficiency of its aspartame supply, it would not acquire the minimum purchase volume needed in 2006 to maintain the license agreement.  After a review of the undiscounted estimated future cash flows of this intangible asset and its carrying value, the Company determined that an impairment existed.  The Company recorded an impairment loss relating to this intangible asset during the third quarter of 2006 of $7,577.  The impairment loss was calculated as the difference between the carrying value of the intangible asset and the estimated fair value of the license agreement using a traditional cash flow approach to present value. The impaired intangible asset is reported in the North America and EAME segments.  This non-cash accounting loss has no impact on the statement of cash flows or Operating EBITDA and the Company has been implementing programs aimed at mitigating future cash flow impact from the discontinuation of the NutraSweet® product line.  During the nine months ended September 30, 2007, the remaining value of the intangible was fully amortized and the accumulated amortization and impairment were offset against the gross value.

6.                       Debt

The Company and its parent, Merisant Worldwide, Inc. (“Merisant Worldwide”), are highly leveraged. At September 30, 2007, Merisant Worldwide and its subsidiaries, including the Company, had $550,760 of long-term debt outstanding, consisting of $119,987 aggregate principal amount of Merisant Worldwide’s 12 ¼% senior subordinated discount notes due 2014, $225,000 aggregate principal amount of the Company’s 9 ½% senior subordinated notes due 2013 (the “Notes”) and $205,773 aggregate principal amount outstanding under the Company’s amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”), excluding capital lease obligations of $138 and unused commitments on the revolving portion of the Amended and Restated Credit Agreement of $30,464.

At September 30, 2007, borrowings under the Amended and Restated Credit Agreement included $15,704 (“Term A”) aggregate principal amount of term loans bearing annual interest of 7.74% and $190,069 (“Term B”) aggregate principal amount of term loans bearing annual interest of 8.86%. The Term A loans are euro-denominated and are translated into U.S. dollars at the spot rate as of September 30, 2007.

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

The Company paid interest on borrowings under the Senior Credit Agreement, the Second Lien Credit Agreement and on the Notes totaling $38,568 and $35,933 for the nine months ended September 30, 2006 and 2007, respectively.

The Amended and Restated Credit Agreement preserved prior amendments, amended financial covenant ratios and levels and contains a number of additional amendments, including to the definition of Bank EBITDA, that give the Company more flexibility to operate its business and de-leverage its balance sheet.

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

The Company was in compliance with its covenants under the Amended and Restated Credit Agreement as of September 30, 2007.

7.                       Transactions with Related Parties

The Company has a deferred compensation payable to Arnold Donald, its former Chairman and a current director, and a note receivable in the same amount from Mr. Donald. The Company recorded $55 and $43 of interest income on the note receivable for the three months ended September 30, 2006 and 2007, respectively, and $166 and $129 of interest income on the note receivable for the nine months ended September 30, 2006 and 2007, respectively, and an equal amount of interest expense in the respective periods.

The Company is party to an agreement with Brand Architecture International (“Brand Architecture”) pursuant to which Brand Architecture has agreed to provide consulting services relating to the development of brand architecture for the Company’s brands. As compensation, the Company paid approximately $220 and $15 to Brand Architecture for the three months ended September 30, 2006 and 2007, respectively, and approximately $815 and $315 for the nine months ended September 30, 2006 and 2007, respectively, including the reimbursement to Brand Architecture for expenses relating to its work. Adam Stagliano, a member of the Company’s board of directors, is a founding director and the President and Chief Strategic Officer of Brand Architecture.

During the nine months ended September 30, 2006 and 2007, the Company made distributions of $500 and $100, respectively, to its sole stockholder, Merisant Worldwide.

8.        Commitments and Contingencies

The Company has an investment in an affiliate located in the Philippines that is accounted for using the equity method. The affiliate, a 50/50 joint venture, imports and markets low-calorie sweeteners, primarily under the Equal® brand within the Philippines. In addition to its investment in the joint venture, the Company is committed to a 50% share in any new borrowings of the joint venture. As of December 31, 2006 and September 30, 2007, there were no additional joint venture borrowings.

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

9.        Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in the Company’s tax returns. The Company adopted FIN 48 on January 1, 2007, and recorded the cumulative effect of a change in accounting principle by recording a decrease in the liability for uncertain tax positions of $5,757, that was accounted for as a credit to opening retained earnings. At January 1, 2007 and September 30, 2007, the total liability, including interest and penalties, for uncertain tax positions recorded in the Company’s balance sheet in non-current Other liabilities was $2,145 and $2,641, respectively. No uncertain tax position reserves were reversed or settled during the nine month period.  The entire amount of this consolidated worldwide liability for uncertain tax positions would affect the Company’s effective tax rate upon favorable resolution of the uncertain tax positions.  Absent new experience in defending these uncertain tax positions in the various jurisdictions to which they relate, the Company cannot currently estimate a range of possible change of the September 30, 2007 liability over the next twelve months.

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

Interest and penalties related to tax positions taken in the Company’s tax returns are recorded in income tax expense in the consolidated statements of operations. At January 1, 2007 and September 30, 2007, the combined amount of accrued interest and penalties related to tax positions taken on the Company’s tax returns and recorded in non-current Other liabilities was $429 and $664, respectively.

10.     Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the consolidating statements of operations for the three months and nine months ended September 30, 2006 and September 30, 2007, the consolidating balance sheets at December 31, 2006 and September 30, 2007 and the statements of cash flow for the nine months ended September 30, 2006 and 2007. The following information is included herein as a result of the guarantee by certain of the Company’s wholly owned U.S. subsidiaries (“Guarantor Companies”) of the Notes. None of the Company’s other subsidiaries guarantee the Notes. Each of the guarantees is joint and several and full and unconditional.

Unaudited Consolidating Statement of Operations
For the Three Months Ended September 30, 2006

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$28,523	$41,428	$(1,521)	$68,430
Cost of sales	—	13,312	17,929	(1,521)	29,720
Gross profit	—	15,211	23,499	—	38,710
Operating expenses:
Marketing and selling expenses	—	6,778	10,247	—	17,025
Administration expenses	10	6,773	2,279	—	9,062
Amortization of intangible assets	2,164	—	3,389	—	5,553
Net loss on long lived assets	3,026	194	4,568	—	7,788
Restructuring expenses	—	488	953	—	1,441
Total operating expenses	5,200	14,233	21,436	—	40,869
Income (loss) from operations	(5,200)	978	2,063	—	(2,159)
Other expense (income):
Interest income	(66)	(36)	(344)	342	(104)
Interest expense	12,453	7	23	(342)	12,141
Other expense (income), net	298	27	(1,419)	—	(1,094)
Total other expense (income)	12,685	(2)	(1,740	—	10,943
Income (loss) before income taxes and equity in consolidated subsidiaries	(17,885)	980	3,803	—	(13,102)
Provision for income taxes	202	996	1,008	—	2,206
Equity in consolidated subsidiaries	2,779	2,795	—	(5,574)	—
Net income (loss)	$(15,308)	$2,779	$2,795	$(5,574)	$(15,308)

Unaudited Consolidating Statement of Operations
For the Three Months Ended September 30, 2007

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$31,104	$42,899	$(1,166)	$72,837
Cost of sales	—	14,573	18,111	(1,166)	31,518
Gross profit	—	16,531	24,788	—	41,319
Operating expenses:
Marketing and selling expenses	—	7,004	8,917	—	15,921
Administration expenses	51	5,616	2,495	—	8,162
Amortization of intangible assets	2,020	—	3,244	—	5,264
Restructuring expenses	—	—	211	—	211
Total operating expenses	2,071	12,620	14,867	—	29,558
Income (loss) from operations	(2,071)	3,911	9,921	—	11,761
Other expense (income):
Interest income	(110)	—	(1,009)	873	(246)
Interest expense	11,815	—	4	(873)	10,946
Other expense (income), net	881	(78)	(686)	—	117
Total other expense (income)	12,586	(78)	(1,691)	—	10,817
Income (loss) before income taxes and equity in consolidated subsidiaries	(14,657)	3,989	11,612	—	944
Provision for income taxes	527	726	83	—	1,336
Equity in consolidated subsidiaries	14,792	11,529	—	(26,321)	—
Net income (loss)	$(392)	$14,792	$11,529	$(26,321)	$(392)

Unaudited Consolidating Statement of Operations
For the Nine Months Ended September 30, 2006

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$95,040	$125,085	$(3,399)	$216,726
Cost of sales	—	42,132	52,606	(3,399)	91,339
Gross profit	—	52,908	72,479	—	125,387
Operating expenses:
Marketing and selling expenses	—	23,715	32,419	—	56,134
Administration expenses	145	22,669	8,729	—	31,543
Amortization of intangible assets	6,492	—	10,169	—	16,661
Transaction fees	3,300	—	—	—	3,300
Net loss on long lived assets	3,026	194	4,568	—	7,788
Restructuring expenses	—	673	4,364	—	5,037
Total operating expenses	12,963	47,251	60,249	—	120,463
Income (loss) from operations	(12,963)	5,657	12,230	—	4,924
Other expense (income):
Interest income	(198)	(83)	(770)	583	(468)
Interest expense	34,952	5	30	(583)	34,404
Cost of refinancing	2,478	—	—	—	2,478
Other expense (income), net	1,548	399	(1,503)	—	444
Total other expense (income)	38,780	321	(2,243)	—	36,858
Income (loss) before income taxes and equity in consolidated subsidiaries	(51,743)	5,336	14,473	—	(31,934)
Provision for income taxes	1,546	1,903	1,698	—	5,147
Equity in consolidated subsidiaries	16,208	12,775	—	(28,983)	—
Net income (loss)	$(37,081)	$16,208	$12,775	$(28,983)	$(37,081)

Unaudited Consolidating Statement of Operations
For the Nine Months Ended September 30, 2007

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$91,905	$124,826	$(3,491)	$213,240
Cost of sales	—	44,042	53,569	(3,491)	94,120
Gross profit	—	47,863	71,257	—	119,120
Operating expenses:
Marketing and selling expenses	—	20,274	27,928	—	48,202
Administration expenses	290	25,236	7,930	—	33,456
Amortization of intangible assets	6,876	—	9,842	—	16,718
Restructuring expenses	—	160	925	—	1,085
Total operating expenses	7,166	45,670	46,625	—	99,461
Income (loss) from operations	(7,166)	2,193	24,632	—	19,659
Other expense (income):
Interest income	(209)	(4)	(2,567)	2,169	(611)
Interest expense	36,507	—	55	(2,169)	34,393
Cost of refinancing	5,791	—	—	—	5,791
Other expense (income), net	(28,612)	(168)	(1,182)	—	(29,962)
Total other expense (income)	13,477	(172)	(3,694)	—	9,611
Income (loss) before income taxes and equity in consolidated subsidiaries	(20,643)	2,365	28,326	—	10,048
Provision for income taxes	1,209	2,231	1,596	—	5,036
Equity in consolidated subsidiaries	26,864	26,730	—	(53,594)	—
Net income (loss)	$5,012	$26,864	$26,730	$(53,594)	$5,012

Unaudited Condensed Consolidating Balance Sheet
at December 31, 2006

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$782	$3,088	$19,860	$—	$23,730
Trade accounts receivable, net of allowance for doubtful accounts	—	16,185	51,821	—	68,006
Other receivables and intercompany receivables	138	5,209	5,434	(5,092)	5,689
Inventories	—	7,777	6,015	—	13,792
Other current assets	1,171	4,214	2,484	—	7,869
Total current assets	2,091	36,473	85,614	(5,092)	119,086
Property and equipment, net	—	17,053	6,288	—	23,341
Trademarks and other intangible assets, net	67,138	—	115,541	—	182,679
Goodwill	—	107,209	—	—	107,209
Deferred financing costs, net	13,621	—	—	—	13,621
Other non-current assets	2,651	527	440	—	3,618
Investment in subsidiary and intercompany debt	327,361	225,307	269	(552,668)	269
Total assets	$412,862	$386,569	$208,152	$(557,760)	$449,823
Liabilities
Accounts payable and intercompany payables	$39,445	$11,108	$8,120	$(42,439)	$16,234
Income taxes payable	—	—	1,578	—	1,578
Accrued expenses and other liabilities	11,826	13,754	18,187	—	43,767
Current maturities of long-term obligations	8,428	40	—	—	8,468
Total current liabilities	59,699	24,902	27,885	(42,439)	70,047
Long-term obligations and intercompany debt	427,755	172,066	—	(172,008)	427,813
Other liabilities	4,336	25,780	775	—	30,891
Total liabilities	491,790	222,748	28,660	(214,447)	528,751
Stockholder’s Equity (Deficit)
Total stockholder’s equity (deficit)	(78,928)	163,821	179,492	(343,313)	(78,928)
Total liabilities and stockholder’s equity (deficit)	$412,862	$386,569	$208,152	$(557,760)	$449,823

Unaudited Condensed Consolidating Balance Sheet
at September 30, 2007

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$13,099	$5,627	$21,761	$—	$40,487
Trade accounts receivable, net of allowances	—	14,826	55,718	—	70,544
Other receivables and intercompany receivables	65	5,213	7,360	(5,038)	7,600
Inventories	—	7,231	5,836	—	13,067
Other current assets	1,197	6,743	1,949	—	9,889
Total current assets	14,361	39,640	92,624	(5,038)	141,587
Property and equipment, net	—	14,727	5,653	—	20,380
Trademarks and other intangible assets, net	60,262	—	105,699	—	165,961
Goodwill	—	107,209	—	—	107,209
Deferred financing costs, net	10,397	—	—	—	10,397
Other non-current assets	1,779	590	264	—	2,633
Investment in subsidiary and intercompany debt	362,996	253,707	396	(616,703)	396
Total assets	$449,795	$415,873	$204,636	$(621,741)	$448,563
Liabilities
Accounts payable and intercompany payable	$72,839	$9,335	$8,423	$(75,396)	$15,201
Income taxes payable	—	—	630	—	630
Accrued expenses and other liabilities	7,577	11,362	19,960	—	38,899
Current maturities of long-term obligations	9,758	79	—	—	9,837
Total current liabilities	90,174	20,776	29,013	(75,396)	64,567
Long-term obligations and intercompany debt	421,016	173,206	—	(173,148)	421,074
Other liabilities	4,675	21,439	2,878	—	28,992
Total liabilities	515,865	215,421	31,914	(248,544)	514,656
Stockholder’s Equity (Deficit)
Total stockholder’s equity (deficit)	(66,070)	200,420	172,745	(373,197)	(66,070)
Total liabilities and stockholder’s equity (deficit)	$449,795	$415,873	$204,636	$(621,741)	$448,563

Unaudited Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidat-ing Eliminations	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(42,358)	$16,793	$58,903	$(28,983)	$4,355
Investing activities
Proceeds from sale of fixed assets	—	—	207	—	207
Purchases of property and equipment	—	(1,371)	(281)	—	(1,652)
Net cash used in investing activities	—	(1,371)	(74)	—	(1,445)
Financing activities
Net payments under revolving credit agreement	(16,000)	—	—	—	(16,000)
Borrowings under long-term obligations	85,000	95	—	—	85,095
Principal payments on long-term obligations, excluding revolving credit facility	(74,408)	(109)	—	—	(74,517)
Payment of deferred financing costs	(5,644)	—	—	—	(5,644)
Receivable/payable, parent company	53,880	(15,244)	(67,619)	28,983	—
Distribution to stockholder	(500)	—	—	—	(500)
Net cash provided by (used in) financing activities	42,328	15,258	(67,619)	28,983	(11,566)

Effect of exchange rate on cash	—	—	284	—	284
Net (decrease) increase in cash and cashequivalents	(30)	164	(8,506)	—	(8,372)
Cash and cash equivalents at beginning of period	98	924	17,042	—	18,064
Cash and cash equivalents at end of period	$68	$1,088	$8,536	$—	$9,692

Unaudited Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(11,013)	$2,873	$88,487	$(53,594)	$26,753
Investing activities
Proceeds from sale of property and equipment	—	26	190	—	216
Purchases from sale of property and equipment	—	(1,362)	(826)	—	(2,188)
Net cash used in investing activities	—	(1,336)	(636)	—	(1,972)
Financing activities
Borrowings under long-term obligations	85,000	88	—	—	85,088
Principal payments on long-term obligations, excluding revolving credit facility	(91,605)	(44)	—	—	(91,649)
Payment of deferred financing costs	(2,537)	—	—	—	(2,537)
Settlement of loans for purchase of shares in Merisant Worldwide, Inc.	318	200	—	—	518
Receivable/payable, parent company	32,254	758	(86,606)	53,594	—
Distribution to stockholder	(100)	—	—	—	(100)
Net cash provided by (used in) financing activities	23,330	1,002	(86,606)	53,594	(8,680)

Effect of exchange rate on cash	—	—	656	—	656
Net increase in cash and cash equivalents	12,317	2,539	1,901	—	16,757
Cash and cash equivalents at beginning of period	782	3,088	19,860	—	23,730
Cash and cash equivalents at end of period	$13,099	$5,627	$21,761	$—	$40,487

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

Our worldwide headquarters is located in Chicago, Illinois, and we have principal regional offices in Mexico City, Mexico, Neuchâtel, Switzerland, Paris, France and Singapore.  We own and operate manufacturing facilities in Manteno, Illinois and Zarate, Argentina and own processing lines that are operated exclusively for us at plants located in Bergisch and Stendal, Germany.  On October 26, 2007, we concluded a new contract manufacturing arrangement with a company that will operate processing lines that we will own in Bangkrason, Thailand. As of November 13, 2007, we had sixteen active direct and indirect subsidiaries, including three subsidiaries in the United States, six subsidiaries in Europe, four subsidiaries in Mexico and South America, and three subsidiaries in the Asia Pacific region, including Australia and India.  In addition, our Swiss subsidiary holds a 50% interest in a joint venture in the Philippines.

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

We believe that the development and introduction of new products under our Equal® and Canderel® brands may help to stabilize our core business while innovative, all-natural sweeteners and sweetened food products under our Sweet Simplicity® brand for Whole Earth Sweetener Company present growth opportunities for us. However, we may be constrained in our ability to realize fully the value of these new products as a result of our current capital structure. The successful launch of new products and marketing of our core brands requires capital, and we must use a significant portion of our cash flows from operations to service our outstanding debt. We had an aggregate of $430.8 million of long-term debt outstanding at September 30, 2007, excluding capital lease obligations, and paid $44.3 million in interest costs for the year ended December 31, 2006, $22.0 million of which represented interest payments on our 9 ½% senior subordinated notes due 2013 (the “Notes”). If we cannot generate cash flows from operations significantly in excess of our short-term debt obligations, we may not have the resources required to fully realize the value of our strategic initiatives.  We may engage in discussions from time to time with our lenders and noteholders on ways to optimize our capital structure.

Results of Operations

For each of the periods discussed below, the information set forth under the caption “Consolidated Results” represents an overview of our company’s results of operations on a consolidated basis. Additional detail regarding the results of operations can be found under the caption “Segment Results” for each period discussed below.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table sets forth certain of our company’s financial data for the three month periods ended September 30, 2006 and 2007 (totals may not foot due to rounding).

			Three Months Ended
	Three Months Ended		September 30,
	September 30,				Better/(Worse)
	2006	2007	2006	2007	Than Prior Year
	(in millions)		As% of Net Sales		Dollars	%
Net sales	$68.4	$72.8	100%	100%	$4.4	6%
Cost of sales	29.7	31.5	42%	43%	(1.8)	(6)%
Gross profit	38.7	41.3	58%	57%	2.6	7%
Operating expenses:
Marketing and selling expenses	17.0	15.9	23%	22%	1.1	6%
Administration expenses	8.5	7.8	12%	11%	0.7	9%
Research and development expenses	0.5	0.4	1%	0%	0.2	33%
Amortization of intangible assets	5.6	5.3	7%	7%	0.3	5%
Net loss on long lived assets	7.8	—	11%	0%	7.8	100%
Restructuring expenses	1.4	0.2	2%	0%	1.2	85%
Total operating expenses	40.9	29.6	60%	41%	11.3	28%
Income (loss) from operations	(2.2)	11.7	(3)%	16%	13.8	645%
Other expenses (income):
Interest income	(0.1)	(0.2)	(0)%	(0)%	0.1	136%
Interest expense	12.1	10.9	18%	15%	1.2	10%
Other expense (income), net	(1.1)	0.1	(2)%	0%	(1.2)	(111)%
Total other expense (income)	10.9	10.8	16%	15%	0.1	1%
Income (loss) before income taxes	(13.1)	0.9	(19)%	1%	14.0	107%
Provision for income taxes	2.2	1.3	3%	2%	0.9	39%
Net income (loss)	$(15.3)	$(0.4)	(22)%	(1)%	$14.9	97%

Consolidated Results

Net sales. Our consolidated net sales increased in the third quarter of 2007 compared to the third quarter of 2006.  Higher net sales in North America and, to a lesser extent, in the Asia Pacific and EAME regions contributed to this overall increase.  North America experienced most of its net sales gains as a result of planned increases in the food service inventory levels at our distributor and promotional activity in the club channel.  Net sales improved in the UK in the third quarter of 2007 compared to the same period in 2006 as a result of our efforts to stop product diversion.  As the amount of discounted products sold by UK diverters in 2006 has declined, the average price for products sold to our trade customers has increased.  We believe that most of the products diverted in the UK have been sold.  The devaluation of the U.S. dollar and the resulting favorable currency translation impact on our financial statements accounted for approximately $2.3 million of net sales in both the EAME region and to a lesser extent the Asia Pacific region. Notwithstanding the favorable impact of currency translation on net sales, unusually high sales to new distributors in Belgium and Netherlands in third quarter of 2006 masked net sales improvements for EAME in the third quarter of 2007.  In Latin America, net sales decreased in the third quarter of 2007 compared to the same period in 2006 primarily as a result of delayed shipments caused by the conversion of Mexico from a distributor to a direct sales model.

Cost of sales. Cost of sales increased primarily due to the increase in overall sales volumes.  In addition, the devaluation of the U.S. dollar and the resulting unfavorable currency translation impact, increased costs for corn- and lactose-based raw materials, increased packaging costs, increased distribution expenditures related to higher energy costs and the increased cost of purchasing products from our German contract manufacturer for sale in countries with weaker currencies contributed to the increased cost of sales.  Overall, gross profit as a percentage of net sales declined from 58% for the three months ended September 30, 2006 to 57% for the three months ended September 30, 2007.  The increased cost of sales, expanded contract manufacturing for third parties, increased sales of raw materials, and sales of products to distributors at lower margins in markets that had been serviced by direct or broker sales models in 2006 all contributed to this decline in gross profit as a percentage of sales

Operating expenses. Marketing and selling expenses decreased due to lower brand support in EAME and lower overall marketing and selling administration costs due to savings from restructuring actions in North America. Net loss on long lived assets recorded in the third quarter of 2006 did not recur in the third quarter of 2007.   Higher brand support in the Asia Pacific region and the impact of higher currencies against the U.S. dollar partially offset these improvements in operating expenses.  Administration expenses decreased mainly due to lower legal costs and lower depreciation, partly offset by higher performance-based incentives.

The majority of the net loss on long lived assets reported for the third quarter 2006 relates to the license agreement with NutraSweet that allowed us to manufacture and sell products using the NutraSweet® trademark. The license agreement required the purchase of an annual minimum volume of aspartame from NutraSweet to continue the use of the trademark.  In the three months ended September 30, 2006, as a result of the initiation of a multi-supplier strategy for aspartame to substantially improve the cost efficiency of our aspartame supply, we determined that we would not acquire the minimum purchase volume needed in 2006 to maintain the license agreement.  NutraSweet delivered written notice to us on January 2, 2007 of termination of the license agreement, which was effective six months after such notice.  We performed an impairment analysis of this intangible asset, which resulted in an impairment loss of $7.5 million that did not repeat in 2007.

During the third quarter of 2007, we continued our restructuring initiatives to improve both financial results and the long-term value of the business. As a result of these actions, we recorded restructuring charges for workforce reductions of $0.2 million in the third quarter of 2007 as compared to $1.4 million in the third quarter of 2006. The restructuring charges incurred in the third quarter of 2007 relate primarily to new employee termination costs and are expected to be substantially paid by December 31, 2007. Additional information regarding restructuring charges and the related liability can be found in Note 3 to the unaudited consolidated financial statements located elsewhere in this document.

Interest. Our interest expense decreased as a net result of lower interest bearing loans under our Amended and Restated Credit Agreement that were in place for the entire third quarter of 2007 compared to the higher interest bearing loans in place during the third quarter of 2006.

 Other income/expense, net. The $1.2 million decline in other income/expense, net from the third quarter of 2006 compared to the third quarter of 2007 primarily resulted from a $0.7 million decrease in gain on liquidations and sales of subsidiaries, as well as a $0.7 million higher currency loss on the euro-denominated debt in the third quarter of 2007 compared to the third quarter of 2006.

Taxes.   For the three months ended September 30, 2007, we recorded a $1.3 million tax provision on income before income taxes of $0.9 million and for the three months ended September 30, 2006, we recorded a $2.2 million tax provision on a loss before income taxes of $13.1 million. The unusual relationship of our tax provisions to our pre-tax income  relates to a combination of factors. These factors include increased tax loss carryforwards, primarily generated in the United States, for which we have not recorded a tax benefit, as well as provisions for future tax costs which may be incurred upon the potential repatriation of certain foreign earnings that are not deemed to be permanently reinvested.  With regard to the deferred income tax assets on the U.S. tax loss carryforwards, we determined that we have not satisfied the “more likely than not” test and we increased our total valuation allowance by $3.8 million in the third quarter of 2007 to a total of $71.3 million. We will continue to assess the valuation allowances, and, to the extent we determine that such allowances are no longer required, these deferred income tax assets will be recognized in the future.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each reportable segment (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Three Months Ended September 30,		Better/(Worse) than Prior Year		Three Months Ended September 30,		Better/(Worse) than Prior Year
	2006	2007	$	%	2006	2007	$	%
	(in millions)					(in millions)

North America (2)	$25.9	$29.1	$3.3	13%	$9.0	$11.3	$2.3	26%
Operating EBITDA Margin					35%	39%	4%
EAME	27.4	27.9	0.5	2%	8.1	9.9	1.8	22%
Operating EBITDA Margin					30%	35%	5%
Latin America	9.6	9.5	(0.1)	(1)%	3.1	2.9	(0.2)	(6)%
Operating EBITDA Margin					33%	31%	(2)%
Asia/Pacific	5.6	6.3	0.7	12%	1.4	2.0	0.6	43%
Operating EBITDA Margin					25%	32%	7%

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

(2)             North America segment results exclude immaterial sales and $1.2 million and $1.3 million of negative Operating EBITDA related to a new product launch which management evaluates separately from this geographical segment for the three month periods ended September 30, 2006 and 2007, respectively.

North America

Net sales.  In North America, net sales improved due to increased volumes in the food service, club and discount channels along with increases in contract manufacturing activity.  Food service increases were primarily driven by planned increases in distributor inventory to prepare for the fourth quarter sales along with expanded distribution within the channel and increased sales of bulk products to food service customers.  In the discount channel, increased distribution and sales volumes contributed to these gains.  Promotional activity improved sales volume in the club channel.  These increases were partially offset by higher trade marketing expense in the grocery, drug, and foods service channels along with lower consumer demand in the grocery and drug channels.  In the grocery channel, the transition from NutraSweet® to our own value brand also contributed to the sales decline.

Operating EBITDA. The increase in Operating EBITDA was primarily related to the positive margin impact of higher net sales and lower marketing and general administration costs due to savings from restructuring actions.  Operating EBITDA margin improved as a result of increased sales.

EAME

Net sales.   In the EAME region, the increase in net sales was driven primarily by the UK, Middle East, South Africa and to a lesser extent, France.  Net sales improved in the UK in the third quarter of 2007 compared to the same period in 2006 as a result of our efforts to stop product diversion.  As the amount of discounted products sold by UK diverters in 2006 has declined, the average price for products sold to our trade customers has increased.  A shift in timing of shipments increased sales in Middle East and South Africa.   These increases were offset by decreases in Belgium and Netherlands when comparing the third quarter of 2007 to the third quarter of 2006.  Sales in both countries during the third quarter of 2006 included unusually high sales to two new distributors in those countries.  Continued softness in consumer demand reduced sales volume in Italy.  The devaluation of the U.S. dollar and the resulting currency translation impact accounted for approximately $1.8 million of net sales in the EAME region.

Operating EBITDA.  Operating EBITDA and Operating EBITDA margin increased mainly due to lower brand support primarily in France and the UK and reduced marketing, selling and general administrative costs due mainly to savings from restructuring actions and changes in business models in several markets.  The increase in Operating EBITDA margin was primarily due to a decrease in marketing, selling and administrative expenses as a percentage of sales.

Latin America

Net sales.  The decrease in net sales in Latin America resulted primarily from our conversion from our distributor in Mexico to a direct sales model.  We have experienced shipping delays and we have not achieved full distribution.  In addition, deterioration of economic conditions in Puerto Rico contributed to the decrease in third quarter sales along with a shift in timing of shipments to Chile and Colombia.  These declines were offset by higher sales volume in Venezuela relating to a sugar shortage and improved execution of promotional activity in Argentina.

Operating EBITDA. Operating EBITDA declined due mainly to the adverse margin impact of lower sales volumes and increased sales deductions.  Operating EBITDA margin decreased primarily due to lower gross profit as a percentage of sales and increased brand support in Argentina.

Asia/Pacific

Net sales.  Net sales in the Asia/Pacific region increased primarily due to the favorable impact of currency translation..  Improved sales in Thailand, Malaysia, Australia and New Zealand were offset by lower sales volume in India.

Operating EBITDA. Operating EBITDA and Operating EBITDA margin increased primarily due to increased sales volumes and reduced selling costs related to business model changes.

Corporate Expenses

Corporate expenses of $5.2 million in the third quarter of 2007 were flat compared to the third quarter of 2006.  Lower litigation costs were offset by higher performance-based incentives and employee related costs in the third quarter of 2007 compared to the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table sets forth certain of our company’s financial data for the nine month periods ended September 30, 2006 and 2007 (totals may not foot due to rounding).

	Nine Months Ended		Nine Months Ended September 30,
	September 30,				Better/(Worse)
	2006	2007	2006	2007	than Prior Year
	(in millions)		As% of Net Sales		Dollars	%
Net sales	$216.7	$213.2	100%	100%	$(3.6)	(2)%
Cost of sales	91.3	94.1	42%	44%	(2.8)	(3)%
Gross profit	125.4	119.1	58%	56%	(6.3)	(5)%
Operating expenses:
Marketing and selling expenses	56.1	48.2	26%	23%	7.9	14%
Administration expenses	30.1	32.4	14%	15%	(2.3)	(8)%
Research and development expenses	1.5	1.1	1%	1%	0.4	27%
Amortization of intangible assets	16.7	16.7	8%	8%	(0.1)	(0)%
Transaction fees	3.3	—	2%	—%	3.3	100%
Net loss on long lived assets	7.8	—	4%	—%	7.8	100%
Restructuring expenses	5.0	1.1	2%	1%	4.0	78%
Total operating expenses	120.5	99.5	56%	47%	21.0	17%
Income from operations	4.9	19.7	2%	9%	14.7	299%
Other expenses (income):
Interest income	(0.5)	(0.6)	(0)%	(0)%	0.1	30%
Interest expense	34.4	34.4	16%	16%	—	—%
Cost of refinancing	2.5	5.8	1%	3%	(3.3)	(134)%
Other expense (income), net	0.4	(30.0)	0%	(14)%	30.4	6,848%
Total other expense	36.9	9.6	17%	5%	27.2	74%
Income (loss) before income taxes	(31.9)	10.0	(15)%	5%	41.9	131%
Provision for income taxes	5.1	5.0	2%	2%	0.1	2%
Net income (loss)	$(37.1)	$5.0	(17)%	2%	$42.1	114%

Consolidated Results

Net sales.  Overall, net sales declined in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  The decline was related to lower sales in North America, EAME and Latin America.  In North America, the sales decline primarily related to lower sales volume and higher trade marketing spending in the grocery, drug and food service channels, as well as increased promotional spending in the club channel.  The decline in grocery, drug and food service was exacerbated by a shift in the timing of shipments from January 2007 to December 2006 relating to the scheduling of

our annual physical inventory in early January.   In EAME, we experienced our greatest sales declines in the UK as a result of weaker consumer demand, the impact of diversion of product into the retail channel and discontinued sales to certain distributors in an effort to stop the diversion.  Lower sales in France, Belgium and Hungary also contributed to the decline in the EAME region.  In Latin America, the sales decrease primarily related to a sales return from our previous distributor in Mexico and a delay in shipping resulting from the conversion from a distributor to a direct sales model in Mexico.  These sales declines were partly offset by improved sales in Asia Pacific due to shipments to new distributors in Australia and India to establish beginning inventory levels, approximately $6.6 million in favorable currency translation gains, improved consumer demand in the North America club channel, increased sales in other EAME countries, mainly Portugal and Ireland, and increased contract manufacturing activity and sales of raw materials.

Cost of sales. Cost of sales increased, despite the decline in sales, due to sales increases in lower margin products, such as contract manufacturing and raw materials, the impact of purchasing product from our German contract manufacturer for sales in countries with weaker currencies and unfavorable raw material purchase prices.  Overall, gross profit as a percentage of net sales declined from 58% for the nine months ended September 30, 2006 to 56% for the nine months ended September 30, 2007 due to the increases in costs discussed above as well as increased trade marketing in North America and France and decreased pricing in countries converted to distributor models.

Operating expenses. Marketing and selling expenses decreased due to lower brand support in North America and EAME, termination costs recorded in the nine months ended September 30, 2006 related to the transition to a new distributor in the United States that did not repeat in the same period in 2007, net loss on long lived assets recorded in the nine months ended September 30, 2006 that did not recur in 2007 and lower overall marketing and selling administration costs due to savings from restructuring actions. These favorable impacts were partly offset by higher brand support in the Asia Pacific region and unfavorable currency impacts.  Administration expenses increased mainly due to higher litigation, consulting and employment termination costs and the expense related to the termination of our Chicago office lease partly offset by lower depreciation and performance-based incentives.  Transaction fees decreased due to $3.3 million in expenses incurred in conjunction with the Second Lien Credit Agreement in the second quarter of 2006 that did not repeat in 2007.

The majority of the net loss on long lived assets reported for the nine months ended September 30, 2006 relates to the license agreement with NutraSweet that allowed us to manufacture and sell products using the NutraSweet® trademark. The license agreement required the purchase of an annual minimum volume of aspartame from NutraSweet to continue the use of the trademark.  During the third quarter of 2006, as a result of the initiation of a multi-supplier strategy for aspartame to substantially improve the cost efficiency of our aspartame supply, we determined that we would not acquire the minimum purchase volume needed in 2006 to maintain the license agreement.  NutraSweet delivered written notice to us on January 2, 2007 of termination of the license agreement, which was effective six months after such notice.  We performed an impairment analysis of this intangible asset, which resulted in an impairment loss of $7.5 million that did not repeat in 2007.

During the nine months ended September 30, 2007, we continued our restructuring initiatives to improve both financial results and the long-term value of the business. As a result of these actions, we recorded restructuring charges for workforce reductions of $1.1 million in the nine months ended September 30, 2007 as compared to $5.0 million in the nine months ended September 30, 2006. The restructuring charges incurred in the nine months ended September 30, 2007 relate primarily to new employee termination costs and are expected to be substantially paid by December 31, 2007. Additional information regarding restructuring charges and the related liability can be found in Note 3 to the unaudited consolidated financial statements located elsewhere in this document.

Interest. Our interest expense remained flat for the nine months ended September 30, 2007 and 2006 .  Interest expense for the nine months ended September 30, 2007 includes four months of interest related to the Second Lien Credit Agreement compared to three months during the same period in 2006.  In May 2007, we refinanced and therefore terminated the Second Lien Credit Agreement as described below, which resulted in a reduction of cash interest expense.  This additional interest was offset by decreased interest on lower revolver borrowings in 2007.

Costs of refinancing.  Costs of refinancing for the nine months ended September 30, 2007 related to the extinguishment of debt under the Second Lien Credit Agreement.  As a result of this transaction, a premium of $2.6 million was incurred to pay all debt and interest outstanding under the Second Lien Credit Agreement and $3.2 million of existing deferred financing fees was written off.  Costs of refinancing for the nine months ended September 30, 2006 related to the consummation of the Second Lien Credit Agreement and related extinguishment of debt under the previously established credit agreement, which resulted in a write-off of existing deferred financing fees of $2.5 million.

Other income/expense, net. The highly favorable variance is attributable to the one-time cash payment received pursuant to an agreement with a third party in the second quarter of 2007.  Also, in the nine months ended September 30, 2007, a $1.4 million currency loss on the euro-denominated debt was offset by favorable balance sheet remeasurement of other foreign currency denominated assets and liabilities.  In the nine months ended September 30, 2006, we recorded a loss on the euro-denominated debt of $2.2 million, which was partly offset by a $1.0 million gain on the liquidation of the Italian subsidiary and a $0.7 million realized gain on interest rate derivatives that expired in March 2006.

Taxes.   For the nine months ended September 30, 2007, we recorded a $5.0 million tax provision on income before income taxes of $10.0 million and in the nine months ended September 30, 2006, we recorded a $5.1 million tax provision on a loss before income taxes of $31.9 million.  The unusual relationship of our tax provisions to our pre-tax losses (excluding the impact of the one-time cash payment described above in the nine months ended September 30, 2007 which has no tax provision) relates to a combination of factors. These factors include increased tax loss carryforwards, primarily generated in the United States, for which we have not recorded a tax benefit, as well as provisions for future tax costs which may be incurred upon the potential repatriation of certain foreign earnings that are not deemed to be permanently reinvested.  With regard to the deferred income tax assets on the U.S. tax loss carryforwards, we determined that we have not satisfied the “more likely than not” test and increased our valuation allowance by $3.8 million to $71.3 million in the nine months ended September 30, 2007. We will continue to assess the valuation allowances, and, to the extent we determine that such allowances are no longer required, these deferred income tax assets will be recognized in the future.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each reportable segment (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Nine Months Ended September 30,		Better/(Worse) than Prior Year		Nine Months Ended September 30,		Better/(Worse) than Prior Year
	2006	2007	$	%	2006	2007	$	%
	(in millions)					(in millions)

North America (2)	$88.8	$85.7	$(3.1)	(4)%	$31.7	$31.6	$(0.1)	0%
Operating EBITDA Margin					36%	37%	1%
EAME	88.1	84.6	(3.6)	(4)%	23.9	25.6	1.8	7%
Operating EBITDA Margin					27%	30%	3%
Latin America	24.3	22.9	(1.5)	(6)%	6.8	5.9	0.8	(12)%
Operating EBITDA Margin					28%	26%	(3)%
Asia/Pacific	15.5	20.2	4.7	30%	4.7	7.4	2.7	57%
Operating EBITDA Margin					31%	37%	17%

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

(2)             North America segment results exclude immaterial sales and $2.7 million and $2.9 million of negative Operating EBITDA related to a new product launch which management evaluates separately from this geographical segment for the nine month periods ended September 30, 2006 and 2007, respectively.

North America

Net sales.  In North America, the sales decline was primarily related to lower sales volume and higher trade marketing spending in the grocery and drug channels, as well as increased promotional spending in the club channel.  The decline was exacerbated by a shift in the timing of shipments from January 2007 to December 2006 relating to the scheduling of our annual physical inventory in early January impacting grocery, drug and food service.   In the retail channel, the transition from NutraSweet® to our own value brand also contributed to the decline in sales along with decreased consumer demand  These sales declines were partly offset by increased contract manufacturing activity, improved consumer demand in the club channel in response to promotional activities, improved sales in certain areas of the food service channel due to distribution gains and new product offerings, lower commissions, and increased volumes and distribution in the discount channel.

Operating EBITDA. The slight decrease in Operating EBITDA was primarily related to the adverse margin impact of lower net sales and unfavorable sales mix.  These unfavorable impacts were partly offset by lower overall brand support, termination costs recorded in the nine months ended September 30, 2006 related to the transition to a new distributor in the US that did not repeat in the same period in 2007 and lower selling, marketing and general administrative costs due to savings from restructuring actions.  Operating EBITDA margin was stable from period to period.

EAME

Net sales.  In the EAME region, the decline in net sales was driven primarily by the UK, France, Belgium and Hungary.  We experienced our greatest sales declines in the UK as a result of weaker consumer demand, the impact of diversion of product into the retail channel and discontinued sales to certain distributors in an effort to stop the diversion.  Continued softness in consumer demand and increased trade marketing costs reduced sales in France, however overall profitability improved as compared to the first nine months of 2006 The conversion of markets from direct sales through subsidiaries or brokers to a distributor model typically results in increased net sales in the year in which the conversion occurs because the new distributor purchases a significant amount of inventory and then results in lower margins on sales in subsequent periods.  We experienced this effect in Belgium and Hungary as a result of distributor conversions that occurred in 2006.  In addition, weaker consumer demand and higher-than-expected inventories at the end of 2006 contributed to lower net sales in Belgium.  These unfavorable impacts were partly offset by favorable currency translation of approximately $5.1 million and improved sales volumes in several other countries, mainly Portugal and Ireland.  In Portugal, unusually high inventories at December 31, 2005 negatively impacted the first quarter of 2006, resulting in an improvement in the year over year comparison for the first nine months of 2007.

Operating EBITDA.  Operating EBITDA increased mainly due to favorable currency translation impacts along with lower brand support in France and the UK.  These positive variances were partially offset by the business model changes that occurred in Belgium and Netherlands that resulted in an unusually high margin during the third quarter of 2006 along with the margin impact of lower sales, unfavorable raw material purchase prices and the impact of purchasing product from our German contract manufacturer for sales in countries with weaker currencies.  The increase in Operating EBITDA margin was primarily due to positive balance sheet currency remeasurement impacts of foreign currency denominated net assets and reduced selling, marketing and general administrative costs as a percentage of sales partly offset by lower gross margin as a percentage of sales resulting from changes in sales mix, discounted pricing in the UK and other countries converted to a distributor model and increased pricing for raw materials.

Latin America

Net sales.  The sales decrease primarily relates to the transition to a new business model in Mexico, including  additional accruals for sales deductions and sales returns from our previous distributor, and a delay in shipping under the new business model.  This decrease in sales was partly offset by improved sales in Venezuela mainly due to a shortage of sugar.

Operating EBITDA. Operating EBITDA and Operating EBITDA margin declined due to the adverse margin impact of lower net sales partly offset by reductions in brand support.

Asia/Pacific

Net sales. Net sales in the Asia/Pacific region increased primarily due to shipments to new distributors in Australia and India to establish beginning inventory levels and favorable currency translation of $1.4 million.  Sales also improved in Indonesia, Malaysia and Thailand.

Operating EBITDA. Operating EBITDA increased primarily due to the margin impact of increased net sales, and lower sales and general administrative costs related to business model changes, partly offset by higher brand support in

Australia.  Operating EBITDA margin improved as higher gross margin as a percentage of sales and lower marketing and general administrative costs as a percentage of sales outweighed the increase in brand support as a percentage of sales.

Corporate Expenses

Corporate expenses decreased slightly from $19.3 million in the nine months ending September 30, 2006 to $19.2 million in the nine months ending September 30, 2007 as higher consulting and employee related costs were more than offset by lower legal fees.

Liquidity and Capital Resources

Our liquidity needs are primarily met through internally generated cash flow. As needed, we also borrow money under the revolving credit facility of the Amended and Restated Credit Agreement. Our primary uses of cash are cost of sales, operating expenses, debt service, capital expenditures and distributions to our stockholder. Foreign subsidiaries generated approximately 58% of consolidated net sales for the nine month period ended September 30, 2007, and we have relied upon the repatriation of cash from our foreign subsidiaries to satisfy many of our domestic cash requirements. We repatriate cash from our foreign subsidiaries to the United States primarily by means of an inter-company revolver note. On March 30, 2006, we issued a revolver note to our Swiss subsidiary, which will mature in 2011. We may borrow up to $200 million from our Swiss subsidiary during the term of the revolver note, and we expect to repatriate cash to the United States through borrowings under this revolver note. The balance relating to this revolving note as of September 30, 2007 was $69.3 million, consisting of $66.1 million in outstanding borrowings and $3.2 million of accrued interest.

We had $40.5 million of cash and cash equivalents as of September 30, 2007. Our cash balance at September 30, 2007 increased 71% over the cash balance at December 31, 2006 due primarily to a one-time cash payment received in 2007 pursuant to an agreement with a third party. Accounts receivable levels, time to payment and inventory levels impact the amount of internally generated cash flow. The following table shows information with respect to accounts receivable and inventory as of December 31, 2006 and September 30, 2007.  Inventory levels and accounts receivable remained relatively stable in the third quarter of 2007 as compared to December 31, 2006.

	December 31, 2006	September 30, 2007

Accounts receivable (in millions)	$68.0	$70.5
Days sales outstanding	83	90
Inventory (in millions)	$13.8	$13.1
Days sales in inventory	40	36

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

For the nine months ended September 30, 2007, net cash provided by operating activities was $26.8 million compared to $4.4 million for the nine months ended September 30, 2006. Operating cash flows increased $22.4 million versus the nine months ended September 30, 2006, due to increased net income after adjusting for non-cash items of $31.5 million primarily due to the gain related to a one-time payment received in 2007 pursuant to an agreement with a third party net of a decrease in the contribution from working capital of $11.4 million.

Net cash used in investing activities totaled $2.0 million for the nine months ended September 30, 2007 compared to $1.4 million for the nine months ended September 30, 2006 due to increased spending on capital projects.

For the nine months ended September 30, 2007, financing activities used $8.7 million in cash as compared to $11.6 million in cash for the nine months ended September 30, 2006.  For the nine months ended September 30, 2007, cash was provided from $85.0 million in borrowings under the Amended and Restated Credit Agreement and we used cash to pay our scheduled principal payments under the Senior Credit Agreement, to pay all outstanding borrowings, interest and premium under the Second Lien Credit Agreement and to pay costs associated with the Amended and Restated Credit Agreement.   In the nine months ended September 30, 2006, cash was provided from borrowings of $85.0 million under the Second Lien Credit Agreement and we used cash mainly to repay borrowings of $16.0 million under the revolving loan facility of the Senior Credit Agreement, to pay principal payments on the term loans of the Senior Credit Agreement and to pay fees related to amendments to the Senior Credit Agreement.  In addition, distributions of $0.5 million and $0.1 million were made to our sole stockholder in the first nine months of 2006 and the first nine months of 2007, respectively, for the purpose of paying financing fees and other administrative expenses.  In the nine months ended September 30, 2007, we received $0.5 million in payments to repay the outstanding principal on loans previously made to employees to purchase shares of common stock of our parent company.  Borrowings under our revolving loan facility were $0 at both December 31, 2006 and September 30, 2007.

Capital Expenditures

Capital expenditures in 2007 are expected to be in the range of $5.0 million to $7.0 million. We believe that cash on hand and internally generated cash flow, together with borrowing available under the Amended and Restated Credit Agreement, will be sufficient to fund capital expenditures and operations over the next 12 months.  As a result of the large amount of cash on hand we may accelerate capital expenditure programs.

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

Financing

On July 11, 2003, we issued $225.0 million principal amount of the Notes and refinanced our credit facility with the Senior Credit Agreement.  A portion of the proceeds of the Notes and the Senior Credit Agreement were used to pay a dividend to our sole stockholder. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of our company. The Notes mature on July 15, 2013. The stated rate of interest for the Notes is 9 1/2% per annum. Interest is payable semiannually in arrears on January 15th and July 15th.

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

As of September 30, 2007, unamortized deferred financing cost related to entering into the Senior Credit Agreement, the issuance of the Notes in July 2003, the 2005 registered exchange offer with respect to the Notes, the execution of any subsequent amendments to the Senior Credit Agreement and the execution of the Amended and Restated Credit Agreement was approximately $10.4 million and is being amortized in accordance with the terms of the respective debt instruments.

Bank EBITDA.  The Amended and Restated Credit Agreement requires us to maintain compliance with a consolidated first-lien leverage ratio covenant, a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant. These ratios are measured on the basis of Bank EBITDA for the four fiscal quarters ending at least 45 days prior to the payment date.  Bank EBITDA is discussed here because it is the measure upon which the covenants contained in the Amended and Restated Credit Agreement are measured.  However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information with respect to assessing compliance with covenants under our primary debt obligations, this measure should not be considered in isolation from, or as a substitute for, consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to, similarly titled measures used by other companies.

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

Bank EBITDA for the nine months ended September 30, 2007 under the Amended and Restated Credit Agreement was $51.4 million as compared to $51.8 million for the nine months ended September 30, 2006, adjusted to reflect litigation costs on a comparable basis with the current definition of Bank EBITDA.  We were in compliance with the covenants under the Amended and Restated Credit Agreement at September 30, 2007.

The following table illustrates the reconciliation of Bank EBITDA to cash flow from operating activities, which management believes is the most nearly equivalent GAAP measure:

Nine Months Ended September 30, 2007
(in millions)
Net cash provided by operating activities	$26.8
Provision for income taxes, net of deferred income tax provision	1.9
Interest expense, net of non-cash interest expense	31.3
Restructuring expenses (a)	1.1
Cash costs of refinancing	2.6
Other non-cash items and gains or losses excludable from Bank EBITDA (b)	(22.2)
Equity in (income) loss of affiliates	0.1
Net change in operating assets and liabilities	9.8
Bank EBITDA	$51.4

(a)                          The charges principally relate to planned employee termination costs that have been announced in the period presented.  The restructuring liability as of the end of each period is included in Accrued expenses and other liabilities in the consolidated balance sheets.

(b)                         Includes the non-cash charge related to the termination of the Chicago lease, expenses related to our litigation against McNeil and costs related to the development and commercialization of our all-natural low-calorie sweetener.  Combined, these items were more than offset by a one-time cash payment received pursuant to an agreement with a third party.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Operations

With approximately 60% and 61% of consolidated total net sales generated by subsidiaries outside of the United States in the nine months ended September 30, 2006 and September 30, 2007, respectively, our ability to obtain funds necessary to meet our domestic obligations is subject to applicable laws, foreign taxes and intercompany pricing laws, including those relating to the flow of funds between our foreign affiliates pursuant to, for example, purchase agreements, licensing agreements or other arrangements.  We repatriate cash from our foreign subsidiaries to the United States primarily by means of an inter-company revolver note.  On March 30, 2006, we issued a revolver note to our Swiss subsidiary, which will mature in 2011. We may borrow up to $200 million from our Swiss subsidiary during the term of the revolver note.  We are repatriating cash to the United States through borrowings under this revolver note, which total $69.3 million, including $3.2 million of interest, as of September 30, 2007. Regulators in the United States and other foreign countries where we operate may closely monitor our corporate structure and how it affects intercompany fund transfers.

In addition, as of September 30, 2007, foreign affiliates comprised approximately 46% of our consolidated total assets.  Accordingly, we have experienced and will continue to be exposed to foreign exchange risk.

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

A significant portion of our debt bears interest at a fixed rate.  Interest rate exposure results from our floating rate borrowings. For the nine months ended September 30, 2007, a 1.0% per annum increase or decrease in interest rates would have resulted in an increase or decrease in cash interest costs for our variable rate term loans of approximately $1.5 million.

In the normal course of business, we identify risks relating to foreign currency exchange rates and interest rates and mitigate their financial impact through corporate policies and, at times, through the use of derivative financial instruments.  We use derivatives only where there is an underlying exposure and do not use them for trading or speculative purposes. The counter parties to the hedging activities would be highly rated financial institutions. We did not have any foreign currency forward exchange contracts or interest rate derivatives outstanding at September 30, 2007.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision of the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness as of December 31, 2006 of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer had concluded that, as of December 31, 2006, our disclosure controls and procedures needed improvement and were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file with the SEC or submit under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In making this conclusion, the Chief Executive Officer and Interim Chief Financial Officer considered the previously disclosed material weaknesses in our internal controls over financial reporting and the status of the corrective actions to remedy those material weaknesses. Although the Chief Executive Officer and the Interim Chief Financial Officer noted certain incremental improvements during the year ended December 31, 2006, we had not formally documented and tested all of our potentially remediated controls to affirmatively conclude that such controls were operating effectively. In our reevaluation of our disclosure controls and procedures as of September 30, 2007, the Chief Executive Officer and the Chief Financial Officer noted that our company had formally documented and tested all of our potentially remediated controls and affirmatively concluded that such controls are operating effectively.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, our company is involved in litigation concerning its business operations.  We disclosed material developments in reported legal proceedings in our Quarterly Report on Form 10-Q for the period ended June 30, 2007.

Our company is subject to various claims, pending and possible legal actions for product liability and other damages, and other matters arising out of the conduct of our business, including tax uncertainties arising from doing business in various European jurisdictions. We believe, based on current knowledge and consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.  Risks Related to Our Business

The most significant risk factors applicable to our company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our report on Form 10-K.

Item 6.    Exhibits

Exhibit No.	Description
31.1	Certificate of Paul Block pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

31.2	Certificate of Diana S. Ferguson pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

32.1	Certificate of Paul Block pursuant to 18 U.S.C. Section 1350.

32.2	Certificate of Diana S. Ferguson pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERISANT COMPANY

Date: November 13, 2007	By:	/s/ Diana S. Ferguson
Diana S. Ferguson
Chief Financial Officer
(on behalf of the Company and in capacity
of principal financial officer)