Form 10-K
period 2007-12-31
MERISANT CO
filed 2008-03-31
CIK 1270597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  333-114105

Merisant Company

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2218321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
33 North Dearborn, Suite 200
Chicago, Illinois	60602
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (312) 840-6000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☐     No     ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐                 Accelerated filer     ☐

Non-accelerated filer     ☒                  Smaller reporting company     ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes     ☐     No     ☒

As of March 28, 2008, the registrant had 100 shares of common stock, par value $.01 per share, outstanding, all of which were owned by Merisant Worldwide, Inc.

This Annual Report is being filed pursuant to a requirement contained in the indenture governing Merisant Company’s 9½% Senior Subordinated Notes due 2013.

PART I

Item 1.                                   Business.

Overview

Our company is a worldwide leader in the marketing of low-calorie tabletop sweeteners, with an estimated 22% dollar share as of December 31, 2007 of a stable global retail market, which we estimate at $1.6 billion.  We believe that our company has the leading dollar market share as of December 31, 2007 in almost half of what we estimate as the top 20 markets for low-calorie tabletop sweetener sales.  Our premium-priced brands, Equal® and Canderel®, are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated at between 90% and 95% in our four top markets.  In addition to Equal® and Canderel®, we market our products under 18 other regional brands that enjoy significant brand recognition in their target markets.  We sell our brands in over 90 countries.

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

This business legacy has provided us with a global infrastructure dedicated to the manufacture, marketing and distribution of low-calorie tabletop sweeteners.  Our worldwide headquarters is located in Chicago, Illinois, and we have principal regional offices in Mexico City, Mexico, Neuchâtel, Switzerland, Paris, France and Singapore.  We own and operate manufacturing facilities in Manteno, Illinois and Zarate, Argentina and own processing lines that are operated exclusively for us at plants located in Bergisch and Stendal, Germany and Bangkrason, Thailand.  As of March 28, 2008, we had 19 active direct and indirect subsidiaries, including four subsidiaries in the United States, six subsidiaries in Europe, five subsidiaries in Mexico, Central America and South America, and three subsidiaries in the Asia Pacific region, including Australia and India.  In addition, our Swiss subsidiary holds a 50% interest in a joint venture in the Philippines.

Our core business continues to be products sweetened with aspartame, and the Equal® and Canderel® tabletop sweetener products accounted for approximately 85% of our net sales in 2007.   The majority of our eighteen other regional brands around the world are also sweetened with aspartame.

Sales Trends and Strategy

Our company’s premium-priced brands had enjoyed a strong market position among low-calorie sweeteners in many of our key markets.  In recent years, however, we have faced significant competition from McNeil Nutritionals LLC, a subsidiary of Johnson & Johnson (“McNeil”), which markets and distributes the artificial sweetener Splenda®.  Splenda® is sweetened with sucralose, which is produced through a complex chemical process that converts sucrose molecules into a synthetic compound. From December 2002 to December 2007, Splenda®’s dollar share of the United States retail grocery market has grown from approximately 15% to 61% and has surpassed that of Equal® to become the number one premium low-calorie sweetener in the United States.  While we believe that the introduction of Splenda® has increased the size of the market for low-calorie sweeteners in general, our net sales have declined during this period, particularly in North America which had accounted for 46% and 40% of our net sales in 2003 and 2007, respectively.  As a result of declining net sales, we have experienced significant declines in our Bank EBITDA from $110.2 million in 2003 to a low of $67.2 million in 2006 before increasing to $69.9 million in 2007.  For a description of Bank EBITDA and a reconciliation of Bank EBITDA to cash flow from operating activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

A new management team launched efforts to revitalize our company’s business.  Paul Block was appointed Chief Executive Officer in November 2004 and has led an initiative to strengthen our company’s core brands, improve the efficiency of our operations, reduce costs and transform our company into a sweetener and sweetened food company.   Mr. Block has recruited individuals from outside our company and promoted individuals from within the organization to form a new senior management team with the goal of developing a culture of innovation with a focus on the development and launch of new products designed to revitalize the existing customer base and attract new consumers.

Our company seeks to stabilize and then grow revenues through the following five strategic initiatives:

•                  Promote new usage among existing consumers and expand the Equal® and Canderel® brand positioning to attract new consumers through invasive marketing campaigns and improved sales execution.

•                  Increase the pace of product innovation to bring new products and brand extensions to the market, including products sweetened with high intensity sweeteners other than aspartame.

•                  Develop and test products that have the potential to transform our company’s brand portfolio, including by building a platform for all natural, low-calorie sweeteners and sweetened foods.

•                  Dedicate significant resources to improving the efficiency of operations by, among other things, implementing programs to streamline manufacturing capabilities and improving the efficiency of certain support services.  We have successfully reduced costs and made our business more efficient, which has significantly contributed to the current stabilization of Bank EBITDA over the past two years.

•                  Offer private label low-calorie sweeteners to retail and food service customers and leverage supply chain expertise globally.

Beginning in 2005, we have pursued a strategy to stabilize the cash flows from operations generated by our core business.  We have successfully reduced costs and made our business more efficient, which has significantly contributed to the current stabilization of Bank EBITDA compared to 2005.  These efforts resulted in cost savings of approximately $16 million and $10 million in 2006 and 2007, respectively.  While management will continue to seek more cost savings, it is anticipated that the opportunities for additional cost savings will diminish as a result of improved efficiencies throughout the organization.  Our company generated Bank EBITDA of $68.0 million, $67.2 million and $69.9 million in 2005, 2006 and 2007, respectively.  Net sales dropped by a precipitous 12% from 2004 to 2005, and, although net sales have continued to decline, the rate of decline has moderated substantially.  Our company generated net sales of $305.0 million, $293.9 million and $290.2 million in 2005, 2006 and 2007, respectively.  Despite recent declines in net sales, our premium brands Equal® and Canderel® are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated at between 90% and 95% in our top four markets.  For a description of Bank EBITDA and a reconciliation of Bank EBITDA to cash flow from operating activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

We believe that there are opportunities for future growth in the low-calorie tabletop sweetener and sweetened food category and that our company is positioned to pursue these opportunities.  Our company formed Whole Earth Sweetener Company LLC to develop and launch all-natural, low-calorie tabletop sweeteners and sweetened food products.  In 2006, Whole Earth Sweetener Company launched an all-natural, zero-calorie sweetener that is being marketed under its Sweet Simplicity® brand.  Currently, this innovative product has achieved national distribution at all Wild Oats or affiliated stores, and all Whole Foods stores and has also been sold into over 350 independent organic retail outlets across the United States, though sales to date have been insignificant.  Whole Earth Sweetener Company continues to pursue product innovations that will provide consumers with competitively priced natural, low-calorie alternatives to sugar and artificial sweeteners.

Capital Constraints and Need to Refinance or Restructure

We believe that the development and introduction of new products under our Equal® and Canderel® brands may help to stabilize our core business while innovative, all-natural sweeteners and sweetened food products under our Sweet Simplicity® brand for Whole Earth Sweetener Company present growth opportunities for us. However, we may be constrained in our ability to realize fully the value of these new products as a result of our current capital structure. The successful launch of new products and marketing of our core brands requires capital, and we must use a significant portion of our cash flows from operations to service our outstanding debt. We had an aggregate of $429.0 million of long-term debt outstanding at December 31, 2007, including capital lease obligations, and paid $40.7 million in interest costs for the year ended December 31, 2007, $22.0 million of which represented interest payments on our 9 ½% senior subordinated notes due 2013 (the “Notes”). If we cannot generate cash flows from operations significantly in excess of our debt obligations, we may not have the resources required to fully realize the value of our strategic initiatives.

In order to maximize value, management is focused on refinancing or restructuring all or part of our debt obligations.  On January 11, 2009, approximately $4.1 million principal amount of the Term A loans and any revolving loans outstanding under our senior credit facility will become due and payable, and we will no longer be able to draw revolving loans or issue letters of credit under our senior credit facility.  In addition, interest on the 12 ¼% senior subordinated discount notes due 2014 (the “Discount Notes”) of Merisant Worldwide, Inc. (“Merisant Worldwide”), our parent company, will become payable in cash commencing on May 15, 2009.  The indenture governing the Notes limits our company’s ability to pay dividends or loan cash to Merisant Worldwide, which has no operations of its own.

On March 17, 2008, we launched efforts to arrange a new $245 million senior secured credit facility, comprised of $210 million of term loans and a $35 million revolving loan facility (the “New Credit Facility”).  If successfully arranged on the terms contemplated, loans outstanding under the New Credit Facility will mature in 2013 and we anticipate that we will have more flexibility under its covenants to further stabilize our core business, pursue our growth initiatives and address the challenges of our current capital structure.  We may engage in discussions from time to time with our noteholders on ways to restructure all or part of our other debt obligations.

Brands

Our two largest brands, Equal® and Canderel®, are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated at between 90% and 95% in our top four markets in 2007. Our consumer research also indicates that our company’s premium-priced brands enjoy significant loyalty. Equal® is our premium-priced brand sold mainly in North America and the Asia/Pacific region and Canderel® is our premium-priced brand, sold mainly in the Europe, Africa and Middle East region (“EAME”) and Mexico. Our remaining brands are primarily targeted at specific countries or markets. Our company’s global brand positioning for certain key brands is described in the table below:

Brand	Key Markets	Price Point
Equal®	United States, Mexico, Puerto Rico, Australia, New Zealand, Canada South Africa	Premium Mid-Priced

Canderel®	France, UK, Belgium, Netherlands, South Africa, Mexico, Hungary, Portugal	Premium

Sweet Simplicity®	United States	Premium

SweetMate®	United States, Mexico	Value

EqualSweet®	Argentina Mexico	Premium Value

Misura®, Mivida™	Italy	Mid-priced

Sucaryl™	Argentina, Mexico	Value

Chuker™	Argentina	Value

Our trademark portfolio is of material importance to our business and we have invested substantially in the promotion and development of our trademarked brands.  Our Swiss subsidiary holds our foreign trademark registrations, including Canderel®.

The NutraSweet Company (“NutraSweet”) had granted us worldwide licenses to use the NutraSweet® trademark in connection with the sale of tabletop sweetener products that contain aspartame purchased from NutraSweet. The license agreement required the purchase of an annual minimum volume of aspartame from NutraSweet to continue the use of the trademark.  As a result of the initiation of a multi-supplier strategy for aspartame to substantially improve the cost efficiency of our aspartame supply, we did not require the minimum purchase volume needed in 2006 to maintain the license agreement.  NutraSweet delivered written notice to us on January 2, 2007 of termination of the license agreement, which was effective six months after such notice.  The NutraSweet® product line accounted for less than 2% of our net sales in 2006 and the discontinuation of this value brand had an insignificant impact on our net sales in 2007.

Segment Overview

Our company’s reportable segments are organized and managed principally by geographic region: North America, EAME, Latin America and Asia/Pacific.  We review Operating EBITDA to evaluate segment performance and allocate resources.  Our assets, which are principally in the United States and Europe, are also managed geographically.  Additional financial information regarding our reportable segments can be found in Note 14 to the audited consolidated financial statements found elsewhere in this document.

The following table provides the regional breakdown of our net sales and Operating EBITDA for the year ended December 31, 2007:

Segment	% of Net Sales	% of Operating EBITDA (1)
North America (2)	40%	45%
EAME	40%	37%
Latin America	11%	8%
Asia/Pacific	9%	10%

(1)          Operating EBITDA consists of segment earnings before interest expense, income tax expense, depreciation and amortization as well as items such as expenses related to restructuring charges, certain significant charges related to new product development and launch costs, certain litigation costs, and certain other non-cash or excludable charges or losses.  Other expense (income), net, as reported in the audited consolidated financial statements, is included in Operating EBITDA of the respective reportable segment, except for the portion of other expense (income), net that relates to the foreign currency transaction gains or losses associated with our euro-denominated debt, unrealized gains or losses on derivative instruments and certain other non-recurring gains and non-cash losses.  Corporate expenses include corporate staff and related amounts. Corporate expenses, interest and other expenses, the provision for income taxes and certain new product development and launch costs are centrally managed and, accordingly, such items are not presented by segment or included in Operating EBITDA since they are excluded from the measure of segment performance reviewed by management.

(2)          North America segment results exclude immaterial sales and $4.3 million of negative Operating EBITDA results related to a new product launch which we evaluate separately from the geographical segments.

North America

The North American segment, comprised of the United States and Canadian markets, accounted for 40% ($115.5 million) of total net sales and $42.4 million of Operating EBITDA in 2007. The majority of North American net sales are derived from Equal® branded products. We also offer lower priced products, such as SweetMate® (both an aspartame and a saccharin ingredient product) and we manufacture private label products for third parties, as part of our portfolio strategy designed to offer U.S. consumers various price options and to compete in the market for value priced products.  In North America, product is sold primarily in powder form, in sachets and in jars.

Brands.    We primarily market one premium brand in North America: Equal®. Equal® represented approximately 90% of regional net sales in 2007.  In addition, Equal® enjoyed consumer loyalty of 60% in the United States in 2007 based on survey data that we commissioned. Other lower priced products and contract manufacturing sales represented the remainder of the region’s net sales before consumer incentive expenses in 2007. Equal® was launched in the United States in 1982 and it has been a leading low-calorie tabletop sweetener in the region for several years. Equal® has been able to maintain a premium pricing strategy due to its strong brand equity, strong product performance and marketing initiatives. We have continued to retain a steady buying rate, purchase frequency and purchase size as measured by syndicated market data.

Marketing.    With a 95% aided brand awareness level according to syndicated market data available to us, Equal® has established strong brand equity.  In 2006, we initiated a new marketing campaign aimed at maintaining and increasing usage among the brand’s core users and bringing new users to the brand.  A new national radio advertising campaign was launched in January 2007. This campaign was conducted in collaboration with local and regional retail store customers through the use of retailer specific promotions.  In addition to the radio campaign, additional marketing activities for 2007 included consumer coupons through free standing inserts, in-store coupons, and on-line couponing and advertising activities.

Distribution.    We have developed a multi-channel distribution and selling strategy in North America that enables us to focus on key retail customers while maintaining broad customer support for our brands throughout all outlets. These channels include:

•                  U.S. food (grocery and pharmacy) retail, which represented 27% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2007;

•                  U.S. food service distributors wholesale, which represented 34% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2007;

•                  U.S. club/warehouse retail, which represented 23% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2007;

•                  U.S. mass merchandisers retail, which represented 9% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2007;

•                  U.S. other direct, which represented 3% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2007; and

•                  Canada & other, which represented 4% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2007.

This U.S. distribution strategy involves three selling methods:

•                  Sales through our exclusive U.S. distributor, ACH Food Companies, Inc. (“ACH”), to retail grocery stores, pharmacies, food wholesalers and food service distributors and operators. Key customers served by ACH include Safeway, Kroger, Publix, Super Valu, US Food Service and Sysco. ACH handles the order processing, warehousing, trade marketing and distribution of the product. ACH takes title to the product, and an item is recorded as a sale when received by ACH. Effective May 5, 2006, ACH replaced H.J.Heinz Company (“Heinz”) as our sole U.S. distributor.  Approximately 51% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2007 were distributed by ACH.

On January 29, 2008, we delivered notice to ACH that the distribution agreement between Merisant US, Inc. and ACH would terminate on July 27, 2008 with respect only to the retail grocery channel.  We have partially terminated the distribution agreement so that we can pursue a direct distribution model for retail customers in the United States.  We will handle order processing, warehousing and trade marketing internally and through a third-party broker and logistics providers for retail grocery customers in the United States which we anticipate will reduce our operating costs,  improve the efficiency of our inventory management and distribution capabilities, and provide more transparency in customer relations.  On March 4, 2008, Merisant and ACH agreed that Merisant will pay $0.3 million  to ACH and that commissions will not increase in connection with the partial termination of the distribution agreement.

•                  Direct sales to large mass merchandisers, club/warehouse retailers, deep discount stores and food service companies. Key customers include Kmart, Wal-Mart, Sam’s Club, BJ’s, Costco, Dollar General, Starbucks and McDonald’s. These customers represented approximately 42% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2007.

•                  Sales through brokers to provide national coverage of smaller mass merchandisers and to provide product to office coffee service operators and distributors, representing approximately 7% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2007.

EAME

The EAME segment consists of the relatively mature markets in Western Europe and the growing markets in Eastern Europe, South Africa, and the Middle East.  The EAME segment accounted for 40% ($116.2 million) of total net sales and $35.2 million of Operating EBITDA in 2007. Of the $116.2 million of regional sales in 2007, France represented 40%, the UK and Ireland represented 18%, Belgium represented 7%, South Africa represented 7%, Italy represented 5% and all other markets within the region represented 23%. In this region, product is primarily sold in tablet and powder forms, and we rely upon Kruger GmbH & Co. (“Kruger”) to manufacture a large percentage of our products.

Brands. Canderel® became the world’s first aspartame-based product when it was introduced to the French market in 1979 and is currently the only significant pan-European brand on the market. Canderel® accounted for the majority of EAME’s 2007 net sales. Canderel® is marketed in a variety of different product forms, of which the tablet form is the most popular.  Canderel®’s brand equity has enabled us to command a premium price over our competitors in the tabletop sweetener market.

Marketing. Canderel® has been the pan-European brand leader of the low-calorie tabletop sweetener market, holding the highest market share in key markets, such as France and the UK. To differentiate ourselves from the competition and to reach new consumer segments, we have regularly developed new product offerings of Canderel®.  In markets where Canderel® has established strong brand equity, we have introduced products under the umbrella Canderel® brand. These products include chocolate products sold in France, Portugal, Belgium, Hungary, South Africa and the UK and, more recently, vanilla and lemon flavored sweeteners.  The vanilla flavored sweetener was supported in France through a significant sampling and advertising campaign.  We also expanded our distribution of Canderel DélicéO®, a flavored sweetener for water, to French retailers.  These additional products have created business opportunities and further strengthened the brand position through cost-effective umbrella advertising and promotion.

Splenda® was launched in France in July of 2006, but the product was slow to gain distribution and was not supported with an advertising campaign.  In 2007, McNeil launched a local advertising campaign, but Splenda® continued to hold less than 2% of the French tabletop sweetener market by the end of 2007.  In the UK, McNeil initiated television advertising for Splenda® and introduced larger serving sizes in 2007.  As a result, their market share increased from 16% at the end of 2006 to 18% at the end of 2007.  Canderel® remained the number one brand in the UK and maintained its market share of 31%.

Distribution.  In the EAME region, we make approximately 47% of net sales directly to customers and the remaining sales are made through a network of distributors and brokers.  In several EAME countries, we have moved from a direct sales model to a distributor model in order to reduce infrastructure costs in the region.

Overall, the European retail market is more concentrated than the U.S. retail market, with a small number of large operators accounting for the majority of the sector. We estimate that in 2007, our top 15 distributors and direct customers represented approximately 73% of net sales in the EAME region.

Latin America

The Latin American segment, comprised of 26 countries from Mexico to Argentina, accounted for 11% ($33.3 million) of total net sales and $8.1 million of Operating EBITDA in 2007.  Of Latin American regional sales, Mexico accounted for 46%, Argentina accounted for 21%, Puerto Rico accounted for 7% and all other Latin American countries accounted for 26% in 2007. The majority of product sold in Latin America is in the form of liquid and powder, and the majority of the packaging is in bottles (liquid) and sachets (powder). Sachets carry premium prices and correspondingly higher margins.

Brands.    We manage 15 brands in the region. Canderel® is our largest brand in the region and is sold exclusively in Mexico where it has achieved over 90% aided brand awareness. Equal® is our second largest brand in the region based on revenue. EqualSweet® is sold primarily in Argentina and Mexico and is our third largest brand in Latin America. In addition to the introduction of our core brands in Latin America, we have acquired established regional brands to fill out our portfolio. In 1998, Monsanto acquired the Sucaryl™ brand. Sucaryl™ is sold as a saccharin and saccharin/cyclamate blend in liquid and tablet form, is our value brand in the region and is distributed mainly in Mexico, but also throughout South America. In 2003, we acquired the NoSucar™ brand in Central America, which is the largest brand in Costa Rica, and we had previously launched Same® in Puerto Rico.  We control nine additional brands in the region. These brands are generally country-specific and have enabled us to strengthen our position in markets including Argentina, Chile, Colombia, Puerto Rico and the Caribbean with a portfolio of products that we can offer at various price options to our consumer and that we can utilize to better address lower-priced competition.

Marketing.    Our marketing strategy in Latin America is aimed at expanding the low-calorie tabletop sweetener category, both in volume and profitability. The majority of volume expansion will be achieved by continuing to attract new users into the category. The current strategy focuses on positioning our brands as being part of a healthy lifestyle. This positioning is in line with the younger demographics of Latin America versus the United States and Europe. Our regional strategy is focused around:

•                                          our top three revenue markets: primarily Mexico, followed by Argentina and Puerto Rico,

•                                          the introduction of new formulations to enhance taste combined with sampling efforts and mass media,

•                                          the positioning of our major brands as part of a healthy and modern lifestyle,

•                                          bringing consumers from low-priced to premium-priced brands, and

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

Distribution.  Historically, we have used a distributor model in Mexico for our grocery and drug business while selling direct to certain large retailers.   In early 2007, we terminated our relationship with our primary retail distributor and pursued a direct sales model.  Execution has improved throughout the year and we look to apply our learnings to other channels as appropriate.  Throughout the rest of the Latin America region we use a broad network of approximately 50 distributors, through which the remainder of our sales are made. These distributors sell through all major channels in the region to direct accounts and wholesalers.

Asia/Pacific

The Asia/Pacific region, comprised of Australia, New Zealand and Asia, achieved net sales of $25.2 million in 2007, accounting for 9% of total net sales and $9.1 million of Operating EBITDA for the year. Australia and New Zealand accounted for 64% of net sales in the region in 2007 and the product is distributed primarily in tablet form, followed by sachets and powder in jars.

Brands.   The majority of the net sales in the Asia/Pacific region are generated through the sale of one premium-priced brand, Equal®.  Equal® accounts for approximately 99% of the net sales in the region and, due to its premium-priced position, an equivalent percentage of the profit in the region.

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

Distribution.  In the first half of 2006, our sales and marketing offices in Malaysia, Singapore and Indonesia were closed and broader responsibilities were negotiated and assigned to the distributors in those countries.  An administrative branch is maintained in Singapore for the management of the Asia Pacific region.  We created four business hubs:  South Asia, based in India and responsible for developing existing trade in India, Pakistan, Sri Lanka and Bangladesh; South East Asia, based in Thailand and responsible for business operations in Thailand, Singapore, Malaysia, Vietnam, Myanmar and Laos; East Asia, based in the Philippines and also responsible for China, Hong Kong & Indonesia; and Australia and New Zealand based in Sydney and covering Australia, New Zealand, and the Pacific Islands.

 Australia and India had been serviced through a direct sales and distribution model.  In late 2006, distributor arrangements were entered into in these two key markets. With the exception of the Philippines, where we operate through a joint venture, all markets now operate under a distributor model.

Customers

We sell through multiple channels of distribution, including grocery and pharmacy retailers, food service distributors, mass merchandisers and club/warehouse retailers.  We use distributors and brokers to distribute our products throughout the world and sell products directly to selected customers in our largest markets.  In 2007, $54.3 million, or 19% of net sales, were made to ACH, our primary distributor to the grocery, pharmacy and food service customers in the United States.  Other than ACH, no customer, including those serviced by ACH, accounted for greater than 10% of total net sales in 2007.   On January 29, 2008, we delivered notice to ACH that the distribution agreement between Merisant US, Inc. and ACH would terminate on July 27, 2008 with respect only to the retail grocery channel so that we can pursue a direct distribution model for retail customers in the United States.

Suppliers and Raw Materials

The primary raw materials used in our manufacturing process are aspartame, bulking agents, paper and carton. Packaging and aspartame are significant components in our cost of raw material which represent an average of 27% and 15% of total standard cost of goods sold in our top four markets in 2007, respectively. Our long-term aspartame supply agreement with NutraSweet expired on December 31, 2005.  In 2006, we consumed aspartame inventories that were purchased to meet minimum volume commitments under the expiring contract with NutraSweet and did not execute any significant aspartame purchases.  Starting in 2007, we implemented a multi-supplier sourcing strategy for our global aspartame requirements.

According to our most recent estimates in 2007, the current aspartame market totals approximately 17,000 metric tons per year with a capacity of 18,800 to 19,500 metric tons per year. We believe that we are one of the top ten users of aspartame in the world and one of the top five users of aspartame for food consumer products in the world. Prior to 1992, aspartame was manufactured in the United States under patent protection. In 1992, the patent on aspartame expired, paving the way for additional aspartame producers and private label brands. Currently, capacity for aspartame exceeds demand and prices have declined significantly since the patent expiration.  The decline in prices stabilized in 2007.

                We use bulking agents that are derived from corn and milk.  Recently, these commodities have faced price increases, and the bulking agents derived from these commodities have also increased in price.  While we have enjoyed the benefits of long-term contracts with suppliers of bulking agents derived from these commodities, some of these contracts will expire over the next 12 months.  If we are unable to negotiate new supply contracts for these bulking agents on pricing terms as favorable as our current supply contracts or develop or switch to lower-cost bulking agents, our cost of goods sold could increase.

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

Based on management estimates and syndicated market data for select countries, our primary competitors are McNeil, Cumberland Packing Co., Ajinomoto, Sara Lee and Hermes Sweeteners Ltd.

We have faced significant competition in recent years from McNeil, which markets the artificial sweetener Splenda® primarily in the United States.  McNeil also markets Splenda® in France, the UK, Mexico, Australia and Canada, but the brand has not enjoyed the same success in those markets as in the United States.  McNeil launched Splenda® in France in July 2006, but the product has been slow to gain distribution and was not supported with an advertising campaign during 2006. Splenda® volume market share in France remained at less than 2% at the end of 2007.

Employees

Our company and its subsidiaries employed approximately 430 full-time employees at January 31, 2008.  Approximately 50 hourly employees at our Argentina production facility are organized under the chemical union, as required by law in that country.  In France, five employees serve as delegates to a legally mandated works council and are members of a national union.  All other employees are non-unionized.

Item 1A.  Risk Factors

Our substantial indebtedness could adversely affect our financial condition.

Our company and our parent company, Merisant Worldwide, have a significant amount of indebtedness.  As of December 31, 2007, Merisant Worldwide and its subsidiaries, including our company, had total debt of $552.5 million, excluding unused revolving loan commitments under the senior credit agreement and the capital lease obligation of $0.1 million, $4.6 million and $185.8 million of which is currently scheduled to become due in January 2009 and January 2010, respectively. Our substantial indebtedness could:

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

Our parent company may default on its debt obligations if we cannot refinance or restructure the Discount Notes.

Interest on Merisant Worldwide’s Discount Notes will become payable in cash commencing on May 15, 2009.  The indenture governing our Notes limits our company’s ability to pay dividends or loan cash to our parent company.  Because Merisant Worldwide has no operations of its own, it will not be able to service the cash interest expense of its Discount Notes without the infusion of cash from our company.  Unless we refinance or restructure the Discount Notes, Merisant Worldwide may default on its interest payment obligations which would result in a default under our senior credit facility and the Notes.

We may not be able to refinance our senior credit facility on reasonable terms or at all.

At December 31, 2007, our company had an aggregate of $203.9 million in loans outstanding under our senior credit facility, $4.6 million and $185.8 million of which is currently scheduled to become due in January 2009 and January 2010, respectively.  In addition, we will not be able to draw loans under the revolving credit facility or issue letters of credit after January 2009.  On March 17, 2008, we commenced efforts to refinance the senior credit facility, but there can be no assurance that our efforts will be successful.

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

Disruptions in the implementation or failure to implement our direct distribution model could adversely affect our results of operations in our largest market.

 On January 29, 2008, we delivered notice to ACH that the distribution agreement with Merisant US, Inc. and ACH would terminate on July 27, 2008 with respect only to the retail grocery channel so that we can pursue a direct distribution model for retail customers in the United States.  The agreement has not been terminated with respect to distribution in the food service channel in the United States.  Although we are building the infrastructure to support our direct distribution model in the United States, if we are unsuccessful in establishing a direct distribution model for retail customers in the United States, or if our distribution partner becomes unwilling or unable to fulfill its continuing obligations under the agreement, our financial performance may be adversely affected.

Our business may be adversely affected by dependence upon suppliers.

We currently rely upon Kruger, under an exclusive third party manufacturing contract, to source a large percentage of the products in the EAME region. There are a limited number of manufacturing service suppliers with the capability and capacity to meet our strict product requirements effectively. Failure by Kruger to manufacture products in accordance with the third party manufacturing agreement could result in inventory shortages.  Inventory practices and redundant sourcing contingencies have been established in the event of protracted product supply interruptions; however, regulatory, manufacturing, and replenishment lead times for contingent sources could extend beyond safety stock coverage, which would have a negative impact on earnings and cash flows and impair our ability to operate our business.

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

Our taxes may increase.

In 2000, our Swiss subsidiary purchased all of our foreign intangibles, including trademarks, in exchange for a promissory note in the amount of $168.0 million.  The repayment of the principal of this note was not subject to tax in the United States; however, the note was repaid in full in January 2006.  On March 30, 2006, our U.S. operations  issued a revolver note to our Swiss subsidiary, which will mature in 2011. Our U.S. operations may borrow up to $200 million from our Swiss subsidiary during the term of the revolver note, and we expect to repatriate cash to the United States through borrowings under this revolver note. Any other future cash repatriation from this subsidiary could be subject to tax in the United States.  As of December 31, 2007, we had estimated net operating loss, or NOL, carryforwards for United States federal income tax purposes of approximately $143.9 million which are available to offset future United States federal taxable income, if any, through 2027, subject to any limitations which might apply under Section 382 of the Internal Revenue Code of 1986.  We have not recorded any deferred tax benefits related to these NOLs in our consolidated financial statements.   As a result, it is difficult to predict the impact on the effective tax rate of the combination of increased taxable income from repatriation of foreign earnings to the United States and the recognition in our financial statement of the benefit of our NOL carryforwards.

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

Today, the Manteno facility operates with approximately 111 non-union employees. The plant has capacity to accommodate future growth for the business. The available capacity has been driven by significant improvements in machine efficiencies. The plant’s products are sold primarily in the United States, Canada, Mexico and Caribbean markets.

•                                          Zarate, Argentina. The Latin American operation began in 1996 in Zarate, Argentina. There are approximately 76 employees at the site dedicated to the production of our products.  The hourly employee base is organized under the Chemical Union as required by law in Argentina.  The plant produces products for the bulk of the Latin America region. It is the only facility that has a liquid line.

•                                          Bergisch and Stendal, Germany. Since 1999, we have contracted with Kruger to manufacture our products for sale in Europe and South Africa. Kruger has production lines in its plants in Bergisch and Stendal, Germany which are exclusively dedicated to our products. We own the equipment used by Kruger to manufacture our products.

•                                          Bangkrason, Thailand.  On October 26, 2007, we entered into a new contract manufacturing arrangement with a company that will operate processing lines that we will own.

Our focus on safety continues to be very high and is reflected by the certifications awarded to each of our company-owned manufacturing sites:

•                                          Manteno, Illinois. The Manteno facility was one of 178 U.S.-based companies and one of 36 food sites to receive the Voluntary Protection Program, or VPP, Star in 2001 and recertified in 2006. The Manteno facility has received the Illinois Safety Council Safety Award every year since 2003 and became OHSAS 18000 and  ISO 9000:2000 certified in 2007.

•                                          Zarate, Argentina. The Zarate facility was one of eight companies in Argentina, and the only company in Food, to receive the OHSAS 18001 designation in 2001. The Zarate facility recertified in OHSAS 18000 in 2004 and became ISO 9000:2000 certified in 2004.

Offices

Our company is headquartered in Chicago with offices around the world, including locations in Paris, London, Neuchatel, Mexico City, Buenos Aires and Singapore.  The executive and administrative office, located in Chicago, Illinois, has approximately 18,269 rentable square feet. The lease for this office will expire on April 30, 2024. We do not believe that we will have difficulty renewing our current leases or finding alternative space in the event we are unable to renew any of our leases on a basis we find satisfactory.  We consider our offices suitable and adequate for the conduct of our business.

Item 3.                                 Legal Proceedings.

Our company is subject to various claims, pending and possible legal actions for product liability and other damages, and other matters arising out of the conduct of our business, including tax uncertainties arising from doing business in various European and Latin American jurisdictions. We believe, based on current knowledge and consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4.                                 Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2007.

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

Item 6.                                   Selected Financial Data.

The following table shows our summary historical consolidated financial data for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 which were derived from our audited consolidated financial statements. This summary consolidated financial data should be read in conjunction with, and is qualified in its entirety by “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated audited financial statements and accompanying notes included elsewhere in this document (totals may not foot due to rounding).

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(dollars in millions)
Operating Data:
Net sales	$352.3	$347.7	$305.0	$293.9	$290.2
Cost of sales	138.0	145.2	129.8	124.8	129.1
Gross profit	214.3	202.4	175.2	169.1	161.0
Operating expenses	147.7	164.9	141.6	155.1	132.4
Income from operations	66.7	37.5	33.6	14.1	28.7
Interest expense, net	36.5	43.7	44.7	46.0	44.3
Cost of refinancing	29.8	—	—	2.5	5.8
Euro-denominated loan foreign exchange loss (gain)	5.2	3.8	(5.7)	2.8	2.0
Other (income) expense, net	(8.0)	(12.0)	(5.5)	(2.4)	(31.8)
Provision for income taxes	19.7	7.2	5.6	4.6	6.9
Net income (loss)	$(16.4)	$(5.2)	$(5.6)	$(39.4)	$1.5

Other Financial Data:
Depreciation, net loss on long lived assets and amortization	$33.2	$36.6	$32.1	$39.6	$28.1
Capital expenditures	6.0	12.2	4.6	2.9	6.8
Cash flows provided by operating activities	64.6	44.5	10.4	21.6	44.5

Supplemental Data:
Bank EBITDA (1)	$110.2	$87.3	$68.0	$67.2	$69.9
Bank EBITDA margin (1)	31%	25%	22%	23%	24%

	At December 31,
	2003	2004	2005	2006	2007
	(dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$8.8	$9.1	$18.1	$23.7	$51.0
Working capital (2)	42.5	34.9	34.5	49.0	74.9
Total assets	574.2	533.2	497.7	449.8	460.9
Total debt (3)	466.7	439.9	440.8	436.2	429.0

(1)           “Bank EBITDA” as presented herein is the measure upon which the covenants contained in our senior credit agreement (the “Senior Credit Agreement”), are measured. Bank EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as expenses related to start-up costs, restructuring expenses, expenses related to our parent’s withdrawn offering of income deposit securities and other transaction fees and certain other non-cash items (including non-cash derivative gains and losses). Pursuant to the third and fourth amendments of the Senior Credit Agreement, Bank EBITDA for the years ended December 31, 2004 and December 31, 2005 also excludes certain significant charges related to obsolete or slow moving inventory or uncollectible receivables or indebtedness and Bank EBITDA for the year ended December 31, 2006 also excludes certain significant charges related to new product development and launch costs, costs related to the transition to a new exclusive distributor in the United States.  As further discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing,” on May 9, 2007, our Senior Credit Agreement was amended and restated (the “Amended and Restated Credit Agreement”).  Pursuant to the Amended and Restated Credit Agreement, Bank EBITDA for the year ended December 31, 2007 also excludes certain litigation costs.

                The following table illustrates the reconciliation of cash flow provided by operating activities to Bank EBITDA, which we believe is the most nearly equivalent GAAP measure. The adjustments set forth below are those relevant to the periods presented:

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(dollars in millions)
Net cash provided by operating activities	$64.6	$44.5	$10.4	$21.6	$44.5
Provision for income taxes, net of deferred income tax provision	9.8	4.3	4.0	0.4	2.7
Interest expense, net of non-cash interest expense	34.1	41.3	42.1	45.3	40.9
Cash costs of refinancing	—	0.7	(0.1)	0.8	2.6
Restructuring expenses(a)	8.0	4.4	3.0	5.5	1.4
Other non-cash items and gains or losses excludable from Bank EBITDA(b)	(0.2)	5.0	(0.4)	3.8	(19.9)
Equity in income (loss) of affiliates	(0.1)	0.1	(0.4)	(0.1)	(0.0)
Net change in operating assets and liabilities	(6.0)	(13.0)	9.4	(10.1)	(2.3)
Bank EBITDA	$110.2	$87.3	$68.0	$67.2	$69.9

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

(b)                                    Other non-cash items consist of certain non-cash expenses (income), as well as certain significant charges related to obsolete or slow moving inventory and uncollectible receivables that are excluded from Bank EBITDA for the years ended December 31, 2004 and December 31, 2005 and certain significant charges related to new product development and launch costs and costs related to the transition to a new exclusive distributor in the United States that are excluded from Bank EBITDA for the years ended December 31, 2006 and December 31, 2007.  For the year ended December 31, 2007, other non-cash items also  includes the non-cash charge related to the termination of our Chicago office lease and expenses related to our litigation against McNeil.  Combined, these items in 2007 were more than offset by a one-time cash payment received pursuant to an agreement with a third party.

                Bank EBITDA is presented herein because we believe it is a useful supplement to cash flow provided by operating activities in understanding cash flows generated from operations that are available for tax, debt service and capital expenditures. The covenants contained in the Amended and Restated Credit Agreement contain ratios based on this measure of Bank EBITDA. However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information, these measures should not be considered in isolation or as a substitute for consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to

similarly titled measures used by other companies.   Bank EBITDA margin is Bank EBITDA as a percentage of net sales.

(2)                                  Working capital is defined as total current assets minus total current liabilities.

(3)                                  Excludes capital lease obligations of $0.3 million at December 31, 2003, $0.3 million at December 31, 2004, $0.4 million at December 31, 2005, $0.1 million at December 31, 2006 and $0.1 million at December 31, 2007 and includes borrowings of $16.0 million under the revolving loan facility at December 31, 2005.

Item 7.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our audited consolidated financial statements and their accompanying notes included elsewhere in this document.  The discussion of results by reportable segment should be read in conjunction with Note 14 to the audited consolidated financial statements included elsewhere in this document, which illustrates the reconciliation of Operating EBITDA to income(loss) before income taxes.  Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to “Merisant”, “our company,” or “we” or “our” mean Merisant Company and its consolidated subsidiaries.

Overview

Our company is a worldwide leader in the marketing of low-calorie tabletop sweeteners, with an estimated 22% dollar share as of December 31, 2007 of a stable global retail market, which we estimate at $1.6 billion.  We believe that our company has the leading dollar market share as of December 31, 2007 in almost half of what we estimate as the top 20 markets for low-calorie tabletop sweetener sales.  Our company’s premium-priced brands, Equal® and Canderel®, are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated at between 90% and 95% in our four top markets.  In addition to Equal® and Canderel®, we market our products under 18 other regional brands that enjoy significant brand recognition in their target markets.  We sell our brands in over 90 countries.

Sales Trends

Our company’s premium-priced brands had enjoyed a strong market position among low-calorie sweeteners in many of our key markets.  In recent years, however, we have faced significant competition from McNeil, which markets and distributes the artificial sweetener Splenda®.  Splenda® is sweetened with sucralose, which is produced through a complex chemical process that converts sucrose molecules into a synthetic compound.  Between December 2002 and December 2007, Splenda®’s dollar share of the United States retail grocery market has grown from approximately 15% to 61% and has surpassed that of Equal® to become the number one premium low-calorie sweetener in the United States.  While we believe that the introduction of Splenda® has increased the size of the market for low-calorie sweeteners in general, our net sales have declined during this period, particularly in North America which had accounted for 46% and 40% of net sales in 2003 and 2007, respectively.  As a result of declining net sales, we have experienced significant declines in our Bank EBITDA from $110.2 million in 2003 to a low of $67.2 million in 2006 before increasing to $69.9 million in 2007.  For a description of Bank EBITDA and a reconciliation of Bank EBITDA to cash flow from operating activities, see “—Liquidity and Capital Resources”.

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

Trade marketing deductions are recorded as reductions to sales and accrued based on volume shipped using a rate per standard case developed from historical and forecasted trade plan experience and information. We derive our trade marketing accrual assumptions from the projected spending that is expected to occur against specifically identified trade programs. Trade marketing performance is monitored monthly and if these trade programs change throughout the year or incur greater than expected expenses, the accrual assumption is reevaluated and any necessary adjustments are made. Globally, trade marketing, sales discounts and slotting fees were approximately 13% of gross sales in 2005, 11% of gross sales in 2006 and 13% of gross sales in 2007. The trade marketing programs are most significant in the United States market and they are primarily related to deductions for price support. In the United States, we historically spend 12% to 20% of our gross sales on these programs. For every percentage point increase in trade marketing in the United States, we would incur a reduction in net sales of approximately $1.4 million, before consideration of potential increased sales due to the increase in trade marketing.

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

From our inception on March 17, 2000, we have experienced two significant customer bad debt issues, Kmart Corporation in the United States and Food Brokers LTD in the UK. The Kmart bankruptcy was announced at the end of 2001 and resulted in a charge against the allowance for doubtful accounts in the amount of $0.9 million. Food Brokers LTD announced that it was going into administration on February 8, 2005, resulting in a charge to increase allowances against accounts receivable for the full net receivable totaling $1.7 million as of December 31, 2004 and an incremental charge to increase allowances against accounts receivable of $1.4 million during the year ended December 31, 2005. The allowances against accounts receivable as of December 31, 2007 were $0.9 million, or 1% of gross trade accounts receivable, versus $0.5 million, or 1% of gross trade accounts receivable, as of December 31, 2006.  We believe our allowances against accounts receivable are adequate to cover any future non-payments of our customers. However, if economic conditions deteriorate significantly or if any of our large customers declares bankruptcy, larger allowances might be necessary.

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table sets forth certain of our financial data for the years ended December 31, 2006 and 2007 (totals may not foot due to rounding).

	Year Ended December 31,		Year Ended December 31,		Better/(Worse) than Prior Year
	2006	2007	2006	2007	Dollars	%
	(dollars in millions)		as % of Sales

Net sales	$293.9	290.2	100%	100%	(3.8)	(1)%
Cost of sales	124.8	129.1	42%	44%	(4.3)	(3)%
Gross profit	169.1	161.0	58%	56%	(8.2)	(5)%
Operating expenses:
Marketing and selling expenses	73.0	66.2	25%	23%	6.8	9%
Administration expenses	40.1	41.1	14%	14%	(1.1)	(3)%
Research and development expenses	2.0	1.6	1%	1%	0.4	19%
Amortization of intangibles	22.4	22.0	8%	8%	0.4	2%
Transaction fees	3.3	—	1%	—%	3.3	100%
Net loss on long lived assets	8.8	—	3%	—%	8.8	100%
Restructuring expenses	5.5	1.4	2%	0%	4.2	75%
Total operating expenses	155.1	132.4	53%	46%	22.7	15%
Income from operations	14.1	28.7	5%	10%	14.6	104%
Other expenses (income):
Interest income	(0.6)	(0.9)	(0)%	(0)%	0.3	48%
Interest expense	46.6	45.2	16%	16%	1.4	3%
Cost of refinancing	2.5	5.8	1%	2%	(3.3)	(134)%
Other (income) expense, net	0.4	(29.8)	0%	(10)%	30.2	7,354%
Total other expenses	48.9	20.3	17%	7%	28.6	59%
Income (loss) before income taxes	(34.8)	8.4	(12)%	3%	43.3	124%
Provision for income taxes	4.6	6.9	2%	2%	(2.3)	(51)%
Net income (loss)	$(39.4)	1.5	(13)%	1%	40.9	104%

Consolidated Results

Net sales. Overall, net sales declined in the year ended December 31, 2007 compared to the year ended December 31, 2006.  The decline was driven by lower sales in North America, and to a much lesser extent, Latin America.  In North America, decreased sales volume and higher trade marketing spending, specifically in the grocery, drug and food service channels, drove the negative variance.  In Latin America, the sales decrease primarily related to a sales return from our previous distributor in Mexico and a delay in shipping resulting from the conversion from a distributor to a direct sales model in Mexico.  Sales improved in Venezuela and Argentina as a local sugar shortage contributed to increased sales volume and effective promotional programs were executed in 2007, respectively.  The sales declines were partially offset by higher sales in the Asia Pacific and EAME region, both of which were significantly impacted by the devaluation of the U.S. dollar, though Asia Pacific to a lesser extent.  The resulting currency translation impact accounted for approximately $5.8 million of net sales in the EAME region.   Driving the operational sales decline in the EAME region was Belgium, France and the UK.  In Belgium, the business model change implemented in 2006 resulted in higher sales for 2006 as our new distributor purchased a significant amount of initial inventory.   Softness in consumer demand negatively impacted sales volumes in Belgium, France and the UK in 2007.  Additionally in the UK, we experienced the impact of diversion of product into the retail channel and discontinued sales to certain distributors in an effort to stop the diversion.   In Asia Pacific, sales improved due to shipments to new distributors in Australia and India to establish beginning inventory levels.   Trade marketing, sales discounts and slotting expenses were approximately 13% of gross sales for the year ended December 31, 2007 as compared to approximately 11% of gross sales for the year ended December 31, 2006.

Cost of sales. Cost of sales increased, despite the decline in sales, due to sales volume increases in lower margin products, such as contract manufacturing and raw materials, the impact of purchasing product from our German contract manufacturer for sales in countries with weaker currencies and unfavorable raw material purchase prices.  We realized some improved efficiencies in our manufacturing conversion costs due to lower spending and headcount reductions in place for the full year; however offsetting these savings was increased raw material prices for certain components such as lactose and packaging elements.   Overall, the gross profit as a percentage of net sales declined slightly to 56% for the year ended December 31, 2007 compared to 58% for the year ended December 31, 2006 due to increases in costs discussed above as well as increased trade marketing in North America and France and decreased pricing in countries converted to distributor models.

Operating expenses Marketing and selling expenses decreased due to lower brand support in North America and EAME, termination costs recorded in the year ended December 31, 2006 related to the transition to a new distributor in the United States that did not repeat in 2007, and lower overall marketing and selling administration costs due to savings from restructuring actions. These favorable impacts were partly offset by higher brand support in the Asia Pacific region and unfavorable currency impacts.  Administration expenses remained relatively stable despite higher litigation, consulting and employment termination costs and the expense related to the termination of our Chicago office lease as they were offset by lower depreciation and technology costs.  Transaction fees decreased due to $3.3 million in expenses incurred in conjunction with the Second Lien Credit Agreement in 2006 that did not repeat in 2007.

The majority of the net loss on long lived assets for the year ended December 31, 2006 relates to the license agreement with NutraSweet that allowed us to manufacture and sell products using the NutraSweet® trademark. The license agreement required the purchase of an annual minimum volume of aspartame from NutraSweet to continue the use of the trademark.  In the year ended December 31, 2006, we determined that as a result of the initiation of a multi-supplier strategy for aspartame to substantially improve the cost efficiency of our aspartame supply, we would not require the minimum purchase volume needed in 2006 to maintain the license agreement.  NutraSweet delivered written notice to us on January 2, 2007 of termination of the license agreement, which was effective six months after such notice.  After a review of the undiscounted estimated future cash flows of this intangible asset and its carrying value, we determined that an impairment existed.  We completed an impairment analysis related to this intangible asset, which resulted in an impairment loss of $8.4 million. The impairment loss was calculated as the difference between the carrying value of the intangible asset and the estimated fair value of the license agreement using a traditional cash flow approach to present value. This non-cash accounting loss had no impact on the statement of cash flows or Operating EBITDA and we have been implementing programs aimed at mitigating future cash flow impact from the discontinuation of the NutraSweet® product line.  During the year ended December 31, 2007, the remaining value of the intangible asset was fully amortized and the accumulated amortization and impairment were offset against the gross value.  Additional information regarding the charges in the years ended December 31, 2006 and 2007 can be found in Note 5 to the audited consolidated financial statements found elsewhere in this document.

During the year ended December 31, 2007, we continued our restructuring initiatives to improve both financial results and the long-term value of the business. As a result of these actions, we recorded restructuring charges for workforce reductions of $1.4 million in the year ended December 31, 2007 as compared to $5.5 million in the same period in 2006. The restructuring charges incurred in the year ended December 31, 2007 relate primarily to new employee termination costs across all segments and within the corporate headquarters and the remaining liability as of December 31, 2007 is expected to be paid by the end of the second quarter of 2008.  Payroll related savings in 2007 as a result of the 2007 actions approximated $1.2 million. Had all 2007 actions taken through December 31, 2007 been in place as of January 1, 2007, estimated payroll savings would have been approximately $2.8 million. Payroll related savings includes base pay, incentive pay at 100% of target and estimated payroll related benefits and taxes.  Additional information regarding restructuring charges and the related liability can be found in Note 15 to the audited consolidated financial statements.

Interest. Our interest expense decreased slightly for the year ended December 31, 2007 compared to the year ended December 31, 2006.  Contributing to this favorability was decreased interest on lower revolver borrowings in 2007.  Partially offsetting this decrease was the longer period during 2007 during which we paid  interest on loans outstanding under the Second Lien Credit Agreement.  Interest expense for 2007 includes four months of interest related to the Second Lien Credit Agreement compared to three months during the same period in 2006.  In May 2007, we refinanced and therefore terminated the Second Lien Credit Agreement as described below, which resulted in a reduction of cash interest expense.  The borrowings under the Senior Credit Agreement and Second Lien Credit Agreement had a weighted average interest rate of approximately 10.3% per annum upon the closing of the Second Lien Credit Agreement.  Borrowings under the Amended and Restated Credit Agreement had an average variable interest rate of 8.28%.

On March 17, 2008, we launched marketing efforts to arrange a $245 million New Credit Facility, the proceeds of which will be used to refinance all loans outstanding under the Amended and Restated Credit Facility.  If successfully arranged on the terms contemplated, loans outstanding under the New Credit Facility will mature in 2013, and we anticipate that term loans outstanding under the New Credit Facility will bear interest at LIBOR plus 650 basis points with a minimum interest rate of 9.75% per annum.  Term loans outstanding under our Amended and Restated Credit Agreement bear interest at LIBOR plus 350 basis points and do not have a minimum LIBOR level.

Costs of refinancing.  Costs of refinancing for the year ended December 31, 2007 related to the extinguishment of debt under the Second Lien Credit Agreement.  As a result of this transaction, a premium of $2.6 million was incurred to pay all debt and interest outstanding under the Second Lien Credit Agreement and $3.2 million of existing deferred financing fees was written off.  Costs of refinancing for the year ended December 31, 2006 related to the consummation of the Second Lien Credit Agreement and related extinguishment of debt under the previously established credit agreement, which resulted in a write-off of existing deferred financing fees of $2.5 million.

Other (income)/expense, net. The highly favorable variance is attributable to the one-time cash payment received pursuant to an agreement with a third party.   Also in the year ended December 31, 2007, a $2.0 million currency loss on the euro-denominated debt was partially offset by favorable balance sheet remeasurement of other foreign currency denominated assets and liabilities of $1.6 million.  In the year ended December 31, 2006, we recorded a loss on the euro-denominated debt of $2.8 million, which was partly offset by a $1.0 million gain on the liquidation of the Italian subsidiary, favorable balance sheet remeasurement of $1.0 million and a $0.7 million realized gain on interest rate derivatives that expired in March 2006.

Taxes.  For the year ended December 31, 2007, a $6.9 million tax provision was recorded on income before income taxes of $8.4 million and cash tax payments totaled $2.6 million. The unusual relationship of the consolidated income tax provision and cash tax payments to the consolidated income before income taxes for 2007 results primarily from the aggregation of income and the related provision for taxes in our foreign subsidiaries with losses in the United States that had no related tax benefit.

In 2007 in the United States, we incurred losses before income taxes of $30.1 million, while recording a tax provision of $4.8 million, representing an effective tax rate of (16%). This tax provision primarily represented an increase in the net U.S. deferred tax liability caused principally by current income tax deductions related to amortization of goodwill over a 15 year life that have not been recognized for book purposes. Pursuant to FASB Statement No. 142, goodwill is not amortized for book purposes and is not written down unless impaired, which is not our case. As a result, the deferred tax liability will not reverse until such time, if any, that our goodwill becomes impaired or sold. As such, this deferred income tax liability, which is expected to continue to increase, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” The current tax deduction, along with other components of the taxable loss for the year, served to increase the net operating loss tax credit carryforward, which is reflected as an increase in deferred net income tax assets. However, in assessing deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. SFAS 109 indicates that forming a conclusion that a valuation allowance against a deferred income tax asset is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In 2002, we had cumulative income before taxes in the United States, whereas, the significant losses generated in 2003 through 2007 resulted in cumulative losses before income taxes for the preceding three years. In looking at this evidence, we determined that this negative evidence outweighed the positive evidence, and concluded that a valuation allowance was required against the United States deferred tax assets, as it was more likely than not that all or a portion of these deferred tax assets would not be realized. As discussed above, we have a “naked tax credit” for the deferred tax liability relating to the basis difference in goodwill. This deferred tax liability is not considered in the determination of the valuation allowance due to the indefinite life of the goodwill intangible assets.

Through the period ended December 31, 2005, all earnings of our foreign operations were considered as permanently reinvested.  Undistributed earnings of our foreign subsidiaries amounted to approximately $133.4 million at December 31, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. During 2006, we determined there was no clear need for future earnings and cash to remain in the foreign subsidiaries.  Therefore, all post 2005 earnings cannot be considered as permanently reinvested.  As such, all taxes related to future dividend distributions of post 2005 earnings must now be currently accrued.  In both 2006 and 2007, the current tax provision includes an accrual in the U.S. for potential withholding taxes of $1.7 million and $1.9 million, respectively, which would be triggered on that formal dividend declared in the future. During 2006 and 2007, foreign earnings were $21.2 million and $39.4 million, respectively.

In 2007 outside the United States, we had income before income taxes of $38.5 million, while recording a tax provision of $2.1 million, representing an effective tax rate of 6%. The overall effective tax rate outside the United States is positively influenced by a favorable tax rate applicable to our operating subsidiary in Switzerland.  The rate was adversely influenced by deferred tax expenses recorded for uncertain tax positions taken by some subsidiaries and by a valuation allowance for a certain loss generating subsidiary.  In 2007, we have recorded a tax benefit of $0.2 million for losses that more likely than not will be utilized during the carry forward period.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each of our reportable segments (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Year Ended December 31,		Better/(Worse) than Prior Year		Year Ended December 31,		Better/(Worse) than Prior Year
	2006	2007	$	%	2006	2007	$	%
	(dollars in millions)				(dollars in millions)
North America (2)	$124.8	$115.5	$(9.3)	(7)%	$45.7	$42.4	$(3.3)	(7)%
Operating EBITDA Margin					37%	37%	0%

EAME	114.3	116.2	1.9	2%	32.9	35.2	2.3	7%
Operating EBITDA Margin					29%	30%	2%

Latin America	34.0	33.3	(0.7)	(2)%	8.9	8.0	(0.7)	(8)%
Operating EBITDA Margin					26%	24%	(2)%

Asia/Pacific	20.8	25.2	4.4	21%	6.2	9.1	2.9	48%
Operating EBITDA Margin					30%	36%	7%

(1)          “Operating EBITDA” as used with respect to our operating segments is a measure upon which we assess the financial performance of these segments. Operating EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as restructuring expenses, certain significant charges related to new product development and launch costs, certain litigation costs, cost related to the transition to a new exclusive distributor in the United States and certain other non-cash items. Our definition of Operating EBITDA largely mirrors the definition of Bank EBITDA under our Senior credit facility.  That definition changed in the May 2007 amendment of that facility, and that change is reflected in our computation of Operating EBITDA for the 2007 period.  See Note 14 to the audited consolidated financial statements found elsewhere in this document for a description of Operating EBITDA and a reconciliation of Operating EBITDA to income (loss) before income taxes. Operating EBITDA margin represents Operating EBITDA as a percentage of net sales.

(2)             North America segment results exclude immaterial sales and $3.3 million and $4.3 million of negative Operating EBITDA results related to a new product launch which we evaluate separately from the geographical segments for the years ended December 31, 2006 and 2007, respectively.

North America

Net sales. In North America, the sales decline was primarily related to both lower sales volume and higher trade marketing spending in the grocery, drug and food service channels.  The decline was exacerbated by a shift in the timing of shipments from January 2007 to December 2006 relating to the scheduling of our annual physical inventory in early January 2007 impacting grocery, drug and food service channels.  In the retail channel, the transition from NutraSweet® to our own value brand also contributed to the decline in sales along with decreased consumer demand.  In the food service channel, certain areas have benefited from distribution gains and new product offerings but overall, there has been a decrease in consumer consumption and an increase in trade marketing spending.  Increased contract manufacturing activity and improved sales volume in the club channel in response to promotional activity partially offset the decreases.  Overall sales in the mass channel were down slightly as decreases in consumer consumption were offset by decreased promotional spending in 2007.  Trade marketing, sales discounts and slotting fees were approximately 19% of gross sales for the year ended December 31, 2007 as compared to approximately 14% of gross sales for the year ended December 31, 2006.

Operating EBITDA. The decrease in Operating EBITDA was primarily related to the adverse margin impact of lower net sales and unfavorable sales mix, driven by the decrease in consumer demand offset by increases in contract manufacturing activity.  These unfavorable impacts were partly offset by lower overall brand support, lower commissions, termination costs recorded in the year ended December 31, 2006 related to the transition to a new distributor in the United States that did not repeat in 2007 and lower selling, marketing and general administrative costs due to savings from restructuring actions.  Operating EBITDA margin was stable from period to period.

EAME

Net sales. In the EAME region, the increase in net sales was driven by favorable currency translation accounting for $5.9 million of this increase and sales of Aspartame bulk material and ingredients.  The increase was offset by unfavorable sales variances primarily in Belgium, France, UK, and Hungary. The conversion of markets from direct sales through subsidiaries or brokers to a distributor model typically results in increased net sales in the year in which the conversion occurs because the new distributor purchases a significant amount of inventory and then results in lower margins and sales in subsequent periods.  We experienced this effect in Belgium and Hungary as a result of distributor conversions that occurred in 2006.  In addition, weaker consumer demand and higher-than-expected inventories at the end of 2006 contributed to lower net sales in Belgium.  Continued softness in consumer demand and increased trade marketing costs reduced sales in France, however overall profitability improved as compared to the same period in 2006.  The decline in the UK’s sales were a result of weaker consumer demand, the impact of diversion of product into the retail channel and discontinued sales to certain distributors in an effort to stop the diversion   Despite the reduction in sales, we maintained the leading dollar market share of the slightly growing UK market.  Furthermore, UK sales performance showed a positive trend when comparing the first half of 2007 to the second half of 2007.   Sales volume improved in both Ireland and the Middle East as a result of more effective trade spending and higher consumer demand.    In Portugal, unusually high inventories at December 31, 2005 negatively impacted the first quarter of 2006, resulting in an improvement in the 2007 versus 2006 comparison.

Operating EBITDA.  Operating EBITDA increased mainly due to favorable currency translation impacts along with lower brand support in France and the UK.  These positive variances were partially offset by the business model changes that occurred in Belgium and Netherlands that resulted in an unusually high margin in 2006 along with the margin impact of lower sales, unfavorable raw material purchase prices and the impact of purchasing product in Euro for sales in countries with weaker currencies.  The slight increase in Operating EBITDA margin was primarily due to reduced selling, marketing and general administrative costs as a percentage of sales partly offset by lower gross margin as a percentage of sales resulting from changes in sales mix, discounted pricing in the UK during 2006 and other countries converted to a distributor model and increased pricing for raw materials.

Latin America

Net sales. The sales decrease primarily relates to the transition to a new business model in Mexico, including additional accruals for sales deductions and sales returns from our previous distributor, and a delay in shipping under the new business model.  Mexico sales performance showed a positive trend when comparing the first half of 2007 to the second half of 2007.  Despite this encouraging trend, Splenda® became the market share leader in Mexico during 2007 and we experienced competitive pressure specifically in the club channel.  In addition, the deterioration of economic conditions in Puerto Rico adversely impacted sales along with strong competition in Chile.  These unfavorable impacts were partially offset by higher sales volume in Venezuela relating to a sugar shortage and by improved execution of promotional activity in Argentina, the Caribbean and Central America.

Operating EBITDA. The decrease in Operating EBITDA was mainly related to the margin impact of lower sales volumes and increased sales deductions in Mexico.  These impacts were partially offset by reduced marketing, selling and general administrative costs due to savings from restructuring actions and business model changes.    Operating EBITDA margin decreased primarily due to lower gross profit as a percentage of sales in Mexico.

Asia/Pacific

Net sales. Net sales in the Asia/Pacific region increased primarily due to shipments to new distributors in Australia and India to establish beginning inventory levels and favorable currency translation of $2.0 million.  Sales also improved in Malaysia and Thailand due to strong consumer demand.

Operating EBITDA. Operating EBITDA and Operating EBITDA margin increased mainly due to fluctuations in the Australian market.  The increases were specifically driven by the margin impact of increased net sales, lower sales and general administrative costs related to business model changes, partly offset by higher brand support correlated with the sales increase.

Corporate and Other Expenses

Corporate expenses decreased from $26.2 million for the year ended December 31, 2006 to $24.8 million for the year ended December 31, 2007 as higher consulting and employee related costs were more than offset by lower litigation fees classified as corporate expenses in 2007.

In 2006, we launched an all-natural, zero-calorie sweetener that is being marketed under the Sweet Simplicity® brand for our subsidiary, Whole Earth Sweetener Company LLC. We incurred $3.3 million and $4.3 million in expenses for the years ended December 31, 2006 and December 31, 2007, respectively related to the marketing and development of this sweetener but only limited net sales.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table sets forth certain of our financial data for the years ended December 31, 2005 and 2006 (totals may not foot due to rounding).

	Year Ended December 31,		Year Ended December 31,		Better/(Worse) than Prior Year
	2005	2006	2005	2006	Dollars	%
	(dollars in millions)		as % of Sales

Net sales	$305.0	$293.9	100%	100%	$(11.0)	(4)%
Cost of sales	129.8	124.8	43%	42%	5.0	4%
Gross profit	175.2	169.1	57%	58%	(6.1)	(3)%
Operating expenses:
Marketing and selling expenses	72.9	73.0	24%	25%	(0.1)	0%
Administration expenses	41.3	40.1	14%	14%	1.2	3%
Research and development expenses	1.8	2.0	1%	1%	(0.2)	(10)%
Amortization of intangibles	22.2	22.4	7%	8%	(0.1)	(1)%
Transaction fees	(0.1)	3.3	0%	1%	(3.4)	(3184)%
Net loss on long lived assets	0.6	8.8	0%	3%	(8.3)	(1478)%
Restructuring expenses	3.0	5.5	1%	2%	(2.5)	(85)%
Total operating expenses	141.6	155.1	46%	53%	(13.4)	(9)%
Income from operations	33.6	14.1	11%	5%	(19.5)	(58)%
Other expenses (income):
Interest income	(0.8)	(0.6)	(0)%	(0)%	(0.2)	(26)%
Interest expense	45.5	46.6	15%	16%	(1.1)	(2)%
Cost of refinancing	—	2.5	—	1%	(2.5)	(100)%
Other (income) expense, net	(11.1)	0.4	(4)%	0%	(11.6)	(104)%
Total other expenses	33.5	48.9	11%	17%	(15.4)	(46)%
Income (loss) before income taxes	0.0	(34.8)	0%	(12)%	(34.8)	(108867)%
Provision for income taxes	5.6	4.6	2%	2%	1.1	19%
Net loss	$(5.6)	$(39.4)	(2)%	(13)%	$(33.8)	(601)%

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

During the year ended December 31, 2006, we continued our restructuring initiatives to improve both financial results and the long-term value of the business. As a result of these actions, we recorded restructuring charges for workforce reductions of $5.5 million in the year ended December 31, 2006 as compared to $3.0 million in the same period in 2005. The restructuring charges incurred in the year ended December 31, 2006 relate primarily to new employee termination costs across all segments and within the corporate headquarters and the remaining liability as of December 31, 2006 is expected to be paid by the end of the first quarter of 2007.  Payroll related savings in 2006 as a result of the 2006 actions approximated $4.0 million. Had all 2006 actions taken through December 31, 2006 been in place as of January 1, 2006, estimated payroll savings would have been approximately $7.0 million. Payroll related savings includes base pay, incentive pay at 100% of target and estimated payroll related benefits and taxes.  Additional information regarding restructuring charges and the related liability can be found in Note 15 to the audited consolidated financial statements.

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

Cost of refinancing.  The extinguishment of indebtedness under the Senior Credit Agreement resulted in an increase in cost of refinancing due to the write-off of related deferred financing fees totaling $2.5 million that did not occur in 2005.

Other (income)/expense, net. The unfavorable variance of $11.6 million is mainly attributable to a $5.7 million currency gain on the euro-denominated debt for the year ended December 31, 2005 as compared to a $2.8 million currency loss on the euro-denominated debt for the year ended December 31, 2006, as well as a $5.6 million unrealized gain on derivative instruments for the year ended December 31, 2005 as compared to a $0.7 million realized gain on derivative instruments for the year ended December 31, 2006.  In addition, the impact of a $1.3 million reversal of a currency loss in Latin America, occurring in the year ended December 31, 2005 and not repeating in the period ended December 31, 2006, also contributed to the unfavorable variance.  These items were partially offset by a favorable change in balance sheet remeasurement impacts of approximately $2.6 million and a gain on the liquidation of the Italian subsidiary of $1.0 million recorded in the year ended December 31, 2006, compared to a gain on the sale of the South African subsidiary of $0.5 million recorded in the year ended December 31, 2005.

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

In 2006 in the United States, we incurred losses before income taxes of $57.4 million, while recording a tax provision of $2.4 million, representing an effective tax rate of (4%). This tax provision primarily represented an increase in the net U.S. deferred tax liability caused principally by current income tax deductions related to amortization of goodwill over a 15 year life that have not been recognized for book purposes. Pursuant to FASB Statement No. 142, goodwill is not amortized for book purposes and is not written down unless impaired, which is not our case. As a result, the deferred tax liability will not reverse until such time, if any, that our goodwill becomes impaired or sold. As such, this deferred income tax liability, which is expected to continue to increase, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” The current tax deduction, along with other components of the taxable loss for the year, served to increase the net operating loss tax credit carryforward, which is reflected as an increase in deferred net income tax assets. However, in assessing deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. SFAS 109 indicates that forming a conclusion that a valuation allowance against a deferred income tax asset is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In 2002, we had cumulative income before taxes in the United States, whereas, the significant losses generated in 2003 through 2006 resulted in cumulative losses before income taxes for the preceding three years. In looking at this evidence, we determined that this negative evidence outweighed the positive evidence, and concluded that a valuation allowance was required against the United States deferred tax assets, as it was more likely than not that all or a portion of these deferred tax assets would not be realized. As discussed above, we have a “naked tax credit” for the deferred tax liability relating to the basis difference in goodwill. This deferred tax liability is not considered in the determination of the valuation allowance due to the indefinite life of the goodwill intangible assets.

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

(1)          “Operating EBITDA” as used with respect to our operating segments is a measure upon which we assess the financial performance of these segments. Operating EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as restructuring expenses, certain significant charges related to new product development and launch costs, cost related to the transition to a new exclusive distributor in the United States and certain other non-cash items. See Note 14 to the audited consolidated financial statements found elsewhere in this document for a description of Operating EBITDA and a reconciliation of Operating EBITDA to income (loss) before income taxes. Operating EBITDA margin represents Operating EBITDA as a percentage of net sales.

(2)             North America segment results exclude immaterial sales and $3.3 million of negative Operating EBITDA results related to a new product launch which we evaluate separately from the geographical segments for the year ended December 31, 2006.

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

Liquidity and Capital Resources

Our liquidity needs are primarily met through internally generated cash flow supplemented in 2007 by a one-time  payment received pursuant to an agreement with a third party. As needed, we also borrow money under the revolving credit facility of the Amended and Restated Credit Agreement.  Our primary uses of cash are cost of sales, operating expenses, debt service, capital expenditures and distributions to our stockholder. Foreign subsidiaries generated approximately 59% of consolidated net sales during the year ended December 31, 2007, and our U.S. operations have relied upon the repatriation of cash from our foreign subsidiaries to satisfy many of our domestic cash requirements. Historically, our U.S. operations had received a vast majority of funds from foreign subsidiaries through our Swiss subsidiary in the form of payments pursuant to a promissory note. This promissory note was repaid in full in January 2006. On March 30, 2006, we issued a revolver note to our Swiss subsidiary, which will mature in 2011. Our U.S. operations may borrow up to $200 million from our Swiss subsidiary during the term of the revolver note.  We are repatriating cash to the United States through borrowings under this revolver note. The principal balance relating to this revolving note as of December 31, 2007 was $66.1 million.

We had $51.0 million of cash and cash equivalents as of December 31, 2007. Our cash balance at December 31, 2007 increased 115% over the cash balance at December 31, 2006 due primarily to a one-time cash payment received in 2007 pursuant to an agreement with a third party.  Accounts receivable levels, time to payment and inventory levels impact the amount of internally generated cash flow. The following table shows information with respect to accounts receivable and inventory as of December 31, 2005, 2006 and 2007. Accounts receivable increased in the year ended December 31, 2006 primarily due to higher sales in the fourth quarter of 2006 compared to the fourth quarter of 2005.  Accounts receivable increased in the year ended December 31, 2007 primarily due to the timing of year end collections from ACH, impact of change in distribution model in Mexico and higher 2007 fourth quarter sales in the UK. The decrease in inventory as of December 31, 2006 as compared to December 31, 2005 resulted as the excess aspartame inventory purchased in 2005 was consumed to a large extent during 2006 and finished goods inventories were lowered due to changes in business models and improvements in finished goods inventory management.  Inventory remained relatively stable when comparing December 31, 2007 and December 31, 2006.

	December 31,
	2005	2006	2007
Accounts receivable (in millions)	$66.3	$68.0	$74.4
Days sales outstanding	78	83	92
Inventory (in millions)	$29.2	$13.8	$13.5
Days sales in inventory	81	40	38

Capital Constraints and Need to Refinance or Restructure

We believe that the development and introduction of new products under our Equal® and Canderel® brands may help to stabilize our core business while innovative, all-natural sweeteners and sweetened food products under our Sweet Simplicity® brand for Whole Earth Sweetener Company present growth opportunities for us. However, we may be constrained in our ability to realize fully the value of these new products as a result of our current capital structure. The successful launch of new products and marketing of our core brands requires capital, and we must use a significant portion of our cash flows from operations to service our outstanding debt. We had an aggregate of $429.0 million of long-term debt outstanding at December 31, 2007, including capital lease obligations, and paid $40.7 million in interest costs for the year ended December 31, 2007, $22.0 million of which represented interest payments on our Notes. If we cannot generate cash flows from operations significantly in excess of our debt obligations, we may not have the resources required to fully realize the value of our strategic initiatives.

In order to maximize value, management is focused on refinancing or restructuring all or part of our debt obligations.  On January 11, 2009, approximately $4.1 million principal amount of the Term A loans and any revolving loans outstanding under our Senior Credit Facility will become due and payable, and we will no longer be able to draw revolving loans or issue letters of credit under our senior credit facility.  In addition, interest on Merisant Worldwide’s Discount Notes will become payable in cash commencing on May 15, 2009.  The indenture governing the Notes limits our company’s ability to pay dividends or loan cash to Merisant Worldwide, which has no operations of its own.

On March 17, 2008, we launched efforts to arrange a new $245 million senior secured credit facility, comprised of $210 million of term loans and a $35 million revolving loan facility.  If successfully arranged on the terms contemplated, loans outstanding under the New Credit Facility will mature in 2013 and we anticipate that we will have more flexibility under its covenants to further stabilize our core business, pursue our growth initiatives and address the challenges of our current capital structure.  We may engage in discussions from time to time with our noteholders on ways to restructure all or part of our other debt obligations.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

For the year ended December 31, 2007, net cash provided by operating activities was $44.5 million compared to $21.6 million for the year ended December 31, 2006. Operating cash flows increased $23.0 million versus the year ended December 31, 2006, due to increased net income in 2007 after adjusting for non-cash items of $40.7 million primarily due to the gain related to a one-time payment received in 2007 pursuant to an agreement with a third party net of a decrease in the contribution of working capital of $7.8 million.  The contribution from working capital decreased mainly due to reduced aspartame inventories as we consumed significant quantities in 2006 that were purchased in 2005 to satisfy a minimum volume commitment.  Inventory purchases have stabilized since 2005.  Partially offsetting this impact, the contribution from working capital for 2007 was more positively impacted by changes in accounts payable and accrued expenses as compared to 2006.

Net cash used in investing activities totaled $6.6 million for the year ended December 31, 2007 compared to $2.7 million for the year ended December 31, 2006 due to increased spending on capital expenditures primarily related to increasing manufacturing efficiencies.

For the year ended December 31, 2007, financing activities used $11.4 million in cash as compared to $13.6 million in cash for the year ended December 31, 2006.  In the year ended December 31, 2007, cash was provided from $85.0 million in borrowings under the Amended and Restated Credit Agreement and we used cash to pay our scheduled principal payments under the Senior Credit Agreement, to pay all outstanding borrowings, interest and premium under the Second Lien Credit Agreement and to pay costs associated with the Amended and Restated Credit Agreement.  In the year ended December 31, 2006, cash was provided from borrowings of $85.0 million under the Second Lien Credit Agreement, but the proceeds were used fully to prepay borrowings under the Senior Credit Agreement and for costs relating to the Second Lien Credit Agreement.  Additional funds obtained from the sale of our South African and Hungarian subsidiaries were used to prepay existing debt obligations in accordance with the terms of the Senior Credit Agreement and cash from operations was used to reduce our borrowings under the revolving credit facility from $16.0 million as of December 31, 2005 to $0 as of December 31, 2006.  For the year ended December 31, 2006, we also used cash to pay scheduled principal payments under the Senior Credit Agreement and to pay fees related to amendments to the Senior Credit Agreement. In addition, distributions of $0.1 million and $0.6 million were made to our sole stockholder in the years ended December 31, 2007 and 2006, respectively, for the purpose of paying financing fees and other administrative expenses.

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

Net cash used in investing activities totaled $2.7 million for the year ended December 31, 2006 compared to $4.4 million for the year ended December 31, 2005 due to decreased spending on capital expenditures.

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

Capital Expenditures

Capital expenditures in 2007 were $6.8 million and are expected to be in the range of $21.0 million to $24.0 million in 2008. The expected increase is related to forecasted purchases of equipment and capital improvements necessary to further optimize our manufacturing operations. We believe that internally generated cash flow, together with borrowings available under the Amended and Restated Credit Agreement will be sufficient to fund capital expenditures over the next 12 months.

We may be required to prepay up to $15.2 million of the principal amount of term loans outstanding under our Amended and Restated Credit Agreement five business days after the filing of this report with excess cash as required and calculated under the terms of our Amended and Restated Credit Agreement.  On March 17, 2008, we launched efforts to arrange a new $245 million senior secured credit facility, comprised of $210 million in term loans and a $35 million revolving loan facility.  If the New Credit Facility is closed prior to the date on which we are required to prepay a portion of the term loans with excess cash, we will retain the cash that would otherwise have been used to prepay the term loans.  If we do not close the New Credit Facility by that date, we will prepay a portion of the term loans and raise the full amount of the $210 million in term loans under the New Credit Facility, thereby providing cash equivalent to the amount used to prepay the term loans under our current Amended and Restated Credit Agreement.  If we are not able to close the New Credit Facility at all, we believe that cash on hand internally generated cash flow, together with borrowings available under the Amended and Restated Credit Agreement will provide sufficient cash to make this term loan payment and meet our planned capital expenditures.

Financing

On July 11, 2003, we issued $225.0 million principal amount of the Notes and refinanced our credit facility with the Senior Credit Agreement.  A portion of the proceeds of the Notes and the Senior Credit Agreement were used to pay a dividend to our sole stockholder. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of our company. The Notes mature on July 15, 2013. The stated rate of interest for the Notes is 9½% per annum. Interest is payable semiannually in arrears on January 15th and July 15th.

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

We have sought and obtained amendments to the Senior Credit Agreement from time to time. We faced a possible immediate default under the Senior Credit Agreement in the first quarter of 2006 as a result of continued declines in Bank EBITDA.  We successfully completed an amendment to the Senior Credit Agreement on March 29, 2006, which amended the financial covenants as of December 31, 2005, adjusted the financial covenants through the maturity date of loans outstanding under the Senior Credit Agreement, incorporated new financial covenants, adjusted the interest rate on borrowings under the Senior Credit Agreement, amended the definition of Bank EBITDA to provide additional “add backs” related to restructuring and new product development efforts, and amended certain other covenants (the “Fourth Amendment”).  The Fourth Amendment also required us to raise approximately $85.0 million of new borrowings to be used to reduce borrowings under the Senior Credit Agreement before January 2, 2007.  We consummated the Second Lien Credit Agreement on June 23, 2006.  The Second Lien Credit Agreement provided for an $85.0 million term loan facility, which was drawn in a single draw at closing and was secured by a second lien on all of the assets that secure loans outstanding under the Senior Credit Agreement. The maturity date of the term loan was June 11, 2010.

Concurrent with the closing of the Second Lien Credit Agreement, we completed another amendment to the Senior Credit Agreement (the “Fifth Amendment”).  The Fifth Amendment amended the Senior Credit Agreement to accommodate the Second Lien Credit Agreement and to effect certain other amendments that were intended to facilitate a de-leveraging of our capital structure.  The amendments include exceptions to the restrictive covenants to permit, subject to certain limitations and subject to the restrictions contained in the indenture governing the Notes and Merisant Worldwide’s Discount Notes due 2014:

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

The obligations under the Second Lien Credit Agreement were guaranteed by Merisant Worldwide and our domestic subsidiaries, and were secured by a lien on substantially all of our assets and the assets of Merisant Worldwide and each subsidiary guarantor, including a pledge of 65% of the ownership interests in each first-tier foreign subsidiary held by a guarantor, with certain exceptions.

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

Upon closing of the above transaction and execution of the related amendment, the interest rate on all term loans and revolving loans outstanding under the Amended and Restated Credit Agreement increased from euro-LIBOR and LIBOR plus 325 basis points per annum to euro-LIBOR and LIBOR plus 350 basis points per annum.  As a result of the termination of the Second Lien Credit Facility, our effective interest rate on variable interest rate debt decreased from 10.63% per annum prior to the closing of this transaction to 8.73% per annum subsequent to this transaction.  As of December 31, 2007, there were $203.9 million in borrowings outstanding under the Amended and Restated Credit Agreement.

As of December 31, 2007, unamortized deferred financing cost related to entering into the Senior Credit Agreement, the issuance of the Notes in July 2003, the 2005 registered exchange offer with respect to the Notes, the execution of any subsequent amendments to the Senior Credit Agreement and the execution of the Amended and Restated Credit Agreement was approximately $10.1 million and is being amortized in accordance with the terms of the respective debt instruments.

On March 17, 2008, we launched efforts to arrange a new $245 million senior secured credit facility, comprised of $210 million of term loans and a $35 million revolving loan facility.  If successfully arranged on the terms contemplated, loans outstanding under the New Credit Facility will mature in 2013 and we anticipate that we will have more flexibility under its covenants to further stabilize our core business, pursue our growth initiatives and address the challenges of our current capital structure.  We anticipate that term loans outstanding under the New Credit Facility will bear interest at LIBOR plus 650 basis points with a minimum interest rate of 9.75% per annum.  Term loans outstanding under our Amended and Restated Credit Agreement bear interest at LIBOR plus 350 basis points and do not have a minimum LIBOR level.

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

Bank EBITDA for the year ended December 31, 2007 was $69.9 million. We were in compliance with the covenants under the Amended and Restated Credit Agreement, at December 31, 2007.

As of December 31, 2007, the company had no off balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table summarizes future payments for our contractual obligations at December 31, 2007.

Contractual Obligations

At December 31, 2007

	Payments due by Period
Contractual Obligations	Less than 1 year	Year 2-3	Year 4-5	After 5 years	Total
	(dollars in millions)
Long-Term Debt (1)	$12.1	$191.8	$225.0	$—	$428.9
Total Interest (1)	37.8	59.1	42.8	21.4	161.1
Capital Lease Obligations	0.1	0.0	0.0	—	0.1
Operating Leases	2.3	2.4	1.1	6.4	12.2
Inventory Purchase Obligations (2)	9.2	9.9	0.2	—	19.3
Other Long-Term Liabilities (3)	1.0	2.0	—	—	3.0
Total Contractual Cash Obligations	$62.5	$265.2	$269.1	$27.8	$624.6

For additional information, see Notes 6 and 9 to the audited consolidated financial statements included elsewhere in this document.

(1)

Includes projected variable and fixed interest related to the Amended and Restated Credit Agreement and Notes and assumes that future variable interest rates do not deviate from current interest rates. A significant portion of our debt bears interest at a fixed rate. Interest rate exposure results from our floating rate borrowings. Of the total interest of

$161.1 million, $32.8 million relates to projected variable interest under the Amended and Restated Credit Agreement and $128.3 million relates to fixed interest under the Notes.

(2)	Includes commitments to purchase major raw materials as well as finished goods from third party manufacturers, such as Kruger.

(3)	Consists of deferred compensation in the aggregate amount of $3.0 million owed to Mr. Donald. The payments to Mr. Donald are offset by a note receivable from Mr. Donald.

Interest on Merisant Worldwide’s Discount Notes will become payable in cash commencing on May 15, 2009.  The indenture governing our Notes limits our company’s ability to pay dividends or loan cash to our parent company.  Because Merisant Worldwide has no operations of its own, it will not be able to service the cash interest expense of its Discount Notes without the infusion of cash from our company.  Unless we refinance or restructure the Discount Notes, Merisant Worldwide may default on its interest payment obligations which would result in a default under our Amended and Restated Credit Agreement and the Notes.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Foreign Operations

With approximately 59% of consolidated total net sales generated by subsidiaries outside of the United States in the years ended December 31, 2006 and December 31, 2007, our ability to obtain funds necessary to meet our obligations is subject to applicable laws, foreign taxes and intercompany pricing laws, including those relating to the flow of funds between our foreign affiliates pursuant to, for example, purchase agreements, licensing agreements or other arrangements.  Historically, our US operations received a vast majority of funds from foreign affiliates through our Swiss subsidiary in the form of payments pursuant to a promissory note.  The note was repaid in full in January 2006. On March 30, 2006, we issued a revolver note to our Swiss subsidiary, which will mature in 2011. Our US operations may borrow up to $200 million from our Swiss subsidiary during the term of the revolver note.  We are repatriating cash to the United States through borrowings under this revolver note, which total $34.9 million and $66.1 million as of December 31, 2006 and December 31, 2007, respectively. Regulators in the United States and other foreign countries where we operate may closely monitor our corporate structure and how it affects intercompany fund transfers.

In addition, as of December 31, 2007, foreign affiliates comprised approximately 48% of our consolidated total assets.  Accordingly, we have experienced and will continue to be exposed to foreign currency exchange risk.

Foreign Currency and Interest Rate Risks

Inherent in our operations are certain risks related to changes in foreign currency exchange rates and interest rates. We bear foreign currency exchange risk because a majority of our financing was obtained in U.S. dollars although a significant portion of revenues are earned in the various currencies of our foreign subsidiaries’ operations.  Under the Amended and Restated Credit Agreement, a portion of our financing was obtained in euro.  This euro-denominated loan decreases our transactional exposure to euro exchange fluctuations until the euro principal and interest are repaid.  Decreases in sales and earnings from euro denominated countries that result from the euro weakening against the U.S. dollar are offset by the decrease in the euro denominated debt obligations (i.e., foreign currency transaction gain) and interest expense that also results from such a decrease in exchange rate.  Likewise, any increase in sales and earnings from the euro denominated countries that results from a strengthening euro against the U.S. dollar offsets the increase in the euro denominated debt obligations (i.e., foreign currency transaction loss) and interest expense that results from such an exchange rate increase.

A significant portion of our debt bears interest at a fixed rate.  Interest rate exposure results from our floating rate borrowings. For the year ended December 31, 2007, a 1.0% per annum increase or decrease in interest rates would have resulted in an increase or decrease in cash interest costs for our variable rate term loans of approximately $2.0 million.

In the normal course of business, we identify risks relating to foreign currency exchange rates and interest rates and mitigate their financial impact through corporate policies and, at times, through the use of derivative financial instruments.  We use derivatives only where there is an underlying exposure and do not use them for trading or speculative purposes. The counter parties to the hedging activities would be highly rated financial institutions. We did not have any foreign currency forward exchange contracts or interest rate derivatives outstanding at December 31, 2007.

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

Item 8.            Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Merisant Company

Chicago, Illinois

We have audited the accompanying consolidated balance sheet of Merisant Company and Subsidiaries as of December 31, 2006 and December 31, 2007 and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the financial position of Merisant Company and Subsidiaries at December 31, 2006 and December 31, 2007, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 12 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions effective January 1, 2007.

/s/ BDO Seidman, LLP

Chicago, Illinois

March 26, 2008

MERISANT COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars In Thousands, Except Per Share Amounts)

	At December 31,
	2006	2007
ASSETS
Cash and cash equivalents	$23,730	$51,040
Trade accounts receivable, net of allowances of $534 and $854, respectively	68,006	74,410
Other receivables	5,689	9,128
Inventories	13,792	13,540
Prepaid expenses and other assets	5,365	6,206
Current portion of note receivable from director	970	970
Deferred income tax assets	1,534	1,620
Total current assets	119,086	156,914
Property and equipment, net	23,341	23,509
Trademarks and other intangible assets, less accumulated amortization and impairment of $159,340 and $164,022, respectively	182,679	160,697
Goodwill	107,209	107,209
Deferred financing costs, less accumulated amortization of $7,570 and $10,052, respectively	13,621	9,586
Non-current portion of note receivable from director	2,651	1,822
Investment in equity affiliate	269	264
Other non-current assets	967	880
Total assets	$449,823	$460,881
LIABILITIES AND STOCKHOLDER’S DEFICIT
Accounts payable	$16,234	$22,618
Income taxes payable	1,578	1,031
Accrued interest expense	11,793	12,727
Accrued trademarketing and consumer promotions	12,200	14,353
Accrued incentives	8,017	8,024
Accrued expenses and other liabilities	11,757	11,056
Current maturities of long-term obligations	8,468	12,178
Total current liabilities	70,047	81,987
Long-term obligations, net of current maturities	427,813	416,838
Deferred income tax liabilities	19,439	23,701
Other liabilities	11,452	6,954
Total liabilities	528,751	529,480
Commitments and contingencies (Note 9)
Stockholder’s Deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Due for purchase of shares in Merisant Worldwide, Inc.	(707)	(107)
Retained deficit	(72,595)	(65,454)
Accumulated other comprehensive loss	(5,626)	(3,038)
Total stockholder’s deficit	(78,928)	(68,599)
Total liabilities and stockholder’s deficit	$449,823	$460,881

The accompanying notes are an integral part of these consolidated financial statements.

MERISANT COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars In Thousands)

	Years Ended December 31,
	2005	2006	2007
Net sales	$304,965	$293,925	$290,167
Cost of sales	129,782	124,795	129,089
Gross profit	175,183	169,130	161,079
Operating expenses:
Marketing and selling expenses	72,926	73,012	66,244
Administration expenses	43,062	42,061	42,763
Amortization of intangible assets	22,216	22,361	21,982
Transaction fees	(107)	3,300	—
Net loss on long lived assets	559	8,823	—
Restructuring expenses	2,975	5,504	1,390
Total operating expenses	141,631	155,061	132,379
Income from operations	33,552	14,069	28,700
Other expense (income):
Interest income	(833)	(618)	(916)
Interest expense	45,496	46,604	45,204
Cost of refinancing	—	2,478	5,791
Other expense (income), net	(11,143)	411	(29,812)
Total other expense	33,520	48,875	20,267
Income (loss) before income taxes	32	(34,806)	8,433
Provision for income taxes	5,647	4,570	6,889
Net income (loss)	$(5,615)	$(39,376)	$1,544
Net income (loss) from above	$(5,615)	$(39,376)	$1,544
Other comprehensive income (loss)	(3,083)	1,405	2,588
Total comprehensive income (loss)	$(8,698)	$(37,971)	$4,132

The accompanying notes are an integral part of these consolidated financial statements.

MERISANT COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity (Deficit)

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Due for Purchase of Shares in Merisant Worldwide, Inc.	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2004.	$—	$—	$(767)	(25,975)	(3,948)	(30,690)
Foreign currency translation adjustment	—	—	—	—	(4,915)	(4,915)
Net change in fair value of derivative instruments, net of taxes	—	—	—	—	1,832	1,832
Distribution to Merisant Worldwide, Inc.	—	—	—	(1,023)	—	(1,023)
Net loss	—	—	—	(5,615)	—	(5,615)
Balance at December 31, 2005.	—	—	(767)	(32,613)	(7,031)	(40,411)
Foreign currency translation adjustment	—	—	—	—	1,405	1,405
Distribution to Merisant Worldwide, Inc.	—	—	—	(606)	—	(606)
Settlement of loan for purchase of shares in Merisant Worldwide, Inc.	—	—	60	—	—	60
Net loss	—	—	—	(39,376)	—	(39,376)
Balance at December 31, 2006.	—	—	(707)	(72,595)	(5,626)	(78,928)
Cumulative effect of FIN 48 implementation	—	—	—	5,757	—	5,757
Foreign currency translation adjustment	—	—	—	—	2,588	2,588
Distribution to Merisant Worldwide, Inc.	—	—	—	(160)	—	(160)
Settlement of loan for purchase of shares in Merisant Worldwide, Inc.	—	—	540	—	—	540
Repurchase of shares of Merisant Worldwide, Inc.	—	—	60	—	—	60
Net income	—	—	—	1,544	—	1,544
Balance at December 31, 2007.	$—	$—	$(107)	$(65,454)	$(3,038)	$(68,599)

The accompanying notes are an integral part of these consolidated financial statements.

MERISANT COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Years Ended December 31,
	2005	2006	2007
Operating Activities
Net income (loss)	$(5,615)	$(39,376)	$1,544
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,330	8,371	6,159
Net non-cash loss on long lived assets	559	8,823	—
Euro-denominated loan foreign exchange loss (gain)	(5,680)	2,842	2,025
Amortization of intangible assets	22,216	22,361	21,982
Amortization of deferred financing costs	2,557	3,188	3,362
Deferred financing fee write off	—	2,478	3,241
Net gains on derivative instruments	(5,607)	(694)	—
Equity in loss of affiliate	407	93	4
Deferred income tax provision	1,660	4,144	4,193
Gain on liquidation or sale of subsidiaries	(534)	(791)	(284)
Changes in operating assets and liabilities:
Trade accounts receivable	11,712	984	(3,956)
Other receivables	2,483	5,960	(2,507)
Inventories	(5,419)	16,426	586
Prepaid expenses and other assets	866	(2,223)	(712)
Accounts payable	(13,587)	(134)	6,422
Accrued expenses and other	(4,912)	(10,890)	2,461
Net cash provided by operating activities	10,436	21,562	44,520
Investing Activities
Proceeds from sale of property and equipment	147	216	245
Purchase of property and equipment	(4,585)	(2,948)	(6,838)
Net cash used in investing activities	(4,438)	(2,732)	(6,593)
Financing Activities
Net borrowings (payments) under revolving credit facility	16,000	(16,000)	—
Borrowings under long-term obligations	324	85,095	85,088
Principal payments on long-term obligations	(9,684)	(76,565)	(94,335)
Payment of deferred financing costs	(1,682)	(5,581)	(2,568)
Settlement of loan for purchase of shares	—	60	540
Distributions to stockholder	(1,023)	(606)	(100)
Net cash (used in) provided by financing activities	3,935	(13,597)	(11,375)
Effect of exchange rates on cash and cash equivalents	(965)	433	758
Net increase in cash and cash equivalents	8,968	5,666	27,310
Cash and cash equivalents at beginning of year	9,096	18,064	23,730
Cash and cash equivalents at end of year	$18,064	$23,730	$51,040

Supplemental cash flow information
Cash paid for interest	$41,896	$44,313	$40,655
Cash paid (received) for income taxes	$(641)	$2,452	$2,587

The accompanying notes are an integral part of these consolidated financial statements.

MERISANT COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars In Thousands, Except Per Share Amounts)

1. Description of Business and Basis of Presentation

On March 17, 2000, Merisant Company (the “Company”), acquired the global tabletop sweetener business from the Monsanto Company (“Monsanto”) of St. Louis, Missouri. The Company, owned by Merisant Worldwide, Inc. (“Merisant Worldwide”) and headquartered in Chicago, Illinois, manufactures and distributes sugar substitute sweeteners for the domestic and international consumer food markets, primarily under the Equal® and Canderel® brands. The Company distributes its products via the food retail, mass merchandising, pharmacy and food service channels. The Company, through its broker/distributor agents or its own direct sales force, extends credit to its customers on terms customary with local, regional or national practices.  As of December 31, 2007, the Company has two manufacturing facilities, one in the United States and one in Argentina, and approximately nineteen foreign subsidiaries throughout Europe, Africa and the Middle East (“EAME”), Latin America and Asia Pacific through which it sells its product.

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

Intangible Assets

Intangible assets consist of goodwill, trademarks and deferred financing costs. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from Monsanto in 2000.  The Company’s goodwill was allocated by reporting unit. Based on that allocation, goodwill by segment is as follows as of December 31:

	2006	2007
North America	$71,902	$71,902
EAME	25,812	25,812
Latin America	9,495	9,495
Asia Pacific	—	—
	$107,209	$107,209

Goodwill and “indefinite-lived” intangibles are tested at least annually for impairment. If the asset is determined to be impaired, an impairment loss would be recognized to reduce carrying value to fair value. The Company has no “indefinite-lived” intangibles other than goodwill.  The Company uses a discounted cash flow model for the assessment of goodwill impairment that requires assumptions about the timing and amount of future cash flows, risk, the cost of capital and terminal values.  No impairments have been recorded to date.

The Company has determined that its trademarks are finite-lived intangibles. Trademarks are amortized on a straight-line basis over 15 years. Accordingly, the Company expects to record intangible amortization of approximately $21,647 for the years ending December 31, 2008 through December 31, 2012.

Deferred financing costs are amortized using the straight-line method (which is not materially different than the interest rate method) over the term of the related debt (five to ten years).

Income Taxes

Deferred income tax assets and liabilities are computed by applying enacted tax rates to the expected reversal of temporary differences between financial reporting and income tax reporting. The Company records deferred income taxes using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” A valuation allowance is provided to offset any net deferred income tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.

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

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Sales	Additions to/(Deductions) from Reserve	Balance at End of Period

Year ended December 31, 2005	$4,326	$1,477	$(577)	$(1,610)	$3,616

Year ended December 31, 2006	$3,616	$61	$(216)	$(2,927)	$534

Year ended December 31, 2007	$534	$219	$107	$(6)	$854

Marketing Costs

The Company promotes its products with marketing activities, including advertising, consumer incentives and trade promotions. On an annual basis, advertising costs are expensed as incurred or in the year in which the related advertisement initially appears.  Advertising expense was $21,600, $20,193 and $13,420 for the years ended December 31, 2005, 2006, and 2007, respectively. As of December 31, 2006 and 2007, $3,074 and $3,088, respectively, of prepaid advertising is included in prepaid expenses and other assets in the accompanying consolidated balance sheets, primarily representing costs of advertisements that had not been released as of the respective year ends.

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

Major Customers and Credit Concentration

The Company sells products to customers in the United States and internationally. The Company performs ongoing credit evaluations of customers, and generally does not require collateral on trade accounts receivable. Allowances are maintained for potential credit losses and such losses have been within management’s expectations. Net sales to the Company’s largest customer for the year ended December 31, 2005, H.J. Heinz Company (“Heinz”), were $53,713.  Net sales to the Company’s two largest customers for the year ended December 31, 2006, Heinz and ACH Food Companies, Inc. (“ACH”), were $18,559 and $44,930, respectively.  Net sales to the Company’s largest customer for the year ended December 31, 2007, ACH, were $54,318.  Effective May 5, 2006, ACH replaced Heinz as the Company’s sole distributor in the United States.  No trade accounts receivable were outstanding from Heinz as of December 31, 2006 and 2007 and trade accounts receivable were $8,736 and $9,264 from ACH as of December 31, 2006 and 2007, respectively.  No other single customer accounted for a material portion of net sales or trade accounts receivable.

Foreign Currency Translation

The Company has determined that the functional currency for each consolidated subsidiary, except for certain European entities whose functional currency is the U.S. dollar, is its local currency. Assets and liabilities of entities outside the United States are translated into U.S. dollars at the exchange rates in effect at the end of each period; income and expense items are translated at each period’s average exchange rate; and any resulting translation difference is reported and accumulated as a separate component of consolidated stockholder’s equity (deficit), except for any entities which may operate in highly inflationary economies. Accumulated foreign currency translation adjustments at December 31, 2006 and 2007 were $5,626 and

$3,038, respectively.  Remeasurements of European entities whose functional currency is the U.S. dollar as well as translation adjustments for entities operating in highly inflationary economies are recognized currently in income.

Derivative Instruments

The Company at times has used certain financial instruments related to mitigating foreign currency exchange rate and interest rate exposures and accounted for these derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively referred to as “SFAS 133”). These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in income or accumulated other comprehensive loss, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive loss are included in income in the periods in which income is affected by the hedged item.  For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

The Company’s net amounts paid or received and net amounts accrued through the end of the accounting period related to interest rate swaps and no cost collars were included in interest expense. Any gains or losses on any contracts terminated early were deferred and amortized to income over the remaining life of the terminated contract.  See Note 6 for further information.

Currencies in which the Company has significant exposures are the British pound, the Euro, the Argentine peso, the Australian dollar and the Mexican peso. At times, the Company has used derivative financial instruments, principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates by creating offsetting exposures. As of December 31, 2006 and 2007, the Company had no foreign currency forward exchange contracts in place.

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

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board, (“FASB”) issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs.  In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.   The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

In December 2007, the FASB issued SFAS 160, “ Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”   (“SFAS 160”).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.   The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

3. Inventories

Inventories consist of the following as of December 31:

	2006	2007
Raw materials and supplies	$7,309	$5,767
Work in process	592	383
Finished goods	6,869	7,924
Inventory obsolescence reserves	(978)	(534)
	$13,792	$13,540

Inventory reserve activity for the years ended December 31, 2005, 2006 and 2007, respectively was as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Additions to/(Deductions) from Reserve	Balance at End of Period

Year ended December 31, 2005	$3,148	$2,581	$(1,293)	$4,436

Year ended December 31, 2006	$4,436	$32	$(3,490)	$978

Year ended December 31, 2007	$978	$(5)	$(439)	$534

4. Property and Equipment

Property and equipment, net consists of the following as of December 31:

	2006	2007
Machinery, equipment and other	$62,056	$61,864
Land and buildings	7,529	7,872
Building improvements	2,432	2,322
Construction in progress	843	3,751
	72,860	75,809
Less: Accumulated depreciation	(49,519)	(52,300)
	$23,341	$23,509

5. Net Loss on Long Lived Assets

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

On July 2, 2007, the Company’s license agreement to manufacture and sells product using the NutraSweet® trademark under a license agreement with The NutraSweet Company (“NutraSweet”) terminated.  The value of this license agreement was classified as an Intangible asset on the balance sheet and was being amortized over a 15 year life commencing in March, 2000.  The majority of the net loss on long lived assets reported for the year ended December 31, 2006 relates to the impairment of this license agreement. The license agreement required the purchase of an annual minimum volume of aspartame from NutraSweet to continue the use of the trademark.  In the year ended December 31, 2006, the Company determined that, as a result of the initiation of a multi-supplier strategy for aspartame to substantially improve the cost efficiency of its aspartame supply, it would not require the minimum purchase volume needed in 2006 to maintain the license agreement.  NutraSweet delivered written notice to the Company on January 2, 2007 of termination of the license agreement, which was effective six months after such notice.  After a review of the undiscounted estimated future cash flows of this intangible asset and its carrying value, the Company determined that an impairment existed. The Company recorded an impairment loss related to this intangible asset of $8,394.  The impairment loss was calculated as the difference between the carrying value of the intangible asset and the estimated fair value of the license agreement using a traditional cash flow approach to present value. The impaired intangible asset is reported in the North America and EAME segments.  This non-

cash accounting loss has no impact on the statement of cash flows or Operating EBITDA and the Company has been  implementing programs aimed at mitigating future cash flow impact from the discontinuation of the NutraSweet® product line.  During the year ended December 31, 2007, the remaining value of the intangible was fully amortized and the accumulated amortization and impairment were offset against the gross value. The remainder of the net loss on long lived assets in the year ended December 31, 2006 relates to the write down of fixed assets, mainly in the North America and EAME segments, to reflect them at their current estimated fair market value.

6. Long-Term Obligations

Long-term obligations consists of the following as of December 31:

	2006	2007
Term loan facilities and revolving credit facility	$211,183	$203,892
Senior subordinated notes	225,000	225,000
Capital lease obligations	98	124
	436,281	429,016
Less: Current maturities	8,468	12,178
	$427,813	$416,838

Term Loan Facilities, Revolving Loan Facility and Senior Subordinated Notes

The Company and its parent, Merisant Worldwide, are highly leveraged. At December 31, 2007, Merisant Worldwide and its subsidiaries, including the Company, had $552,501of long-term debt outstanding, consisting of $123,608 aggregate principal amount of Merisant Worldwide’s 12 ¼% senior subordinated discount notes due 2014, $225,000 aggregate principal amount of the Company’s 9 ½% senior subordinated notes due 2013 (the “Notes”), $203,893 aggregate principal amount outstanding under the Company’s senior secured credit agreement (the “Senior Credit Agreement” or , as amended and restated, the “Amended and Restated Credit Agreement”), excluding capital lease obligations of $124 and unused commitments on the revolving portion of the Senior Credit Agreement. The Company’s Senior Credit Agreement entered into in 2003 consists of a revolving loan facility of $35,000, of which a portion is available at the Company’s option in euros or dollars or in the form of letters of credit denominated in euros or dollars; as well as term loan facilities, consisting of a Euro Term Loan A (“Term A”) originally $50,000, denominated in euros, and a Term Loan B (“Term B”) originally $225,000, denominated in dollars. The Senior Credit Agreement is guaranteed by Merisant Worldwide and each of the Company’s domestic subsidiaries. The Senior Credit Agreement and the guarantees of the guarantors are secured by a first priority security interest in substantially all of the Company’s assets and the assets of the guarantors.

Borrowings under the Senior Credit Agreement bear interest, at the Company’s option, at either adjusted LIBOR or, in the case of dollar-denominated loans, at the alternate base rate plus, in each case, a spread. For the initial period ending December 31, 2003, such spread was a fixed percentage rate of 2.75%. Pursuant to the Amended and Restated Credit Agreement, the spread is currently 3.50%.  Outstanding letters of credit under the revolving loan facility will be subject to a per annum fee equal to the applicable spread over adjusted LIBOR for revolving loans.

The Term A and the revolving loan facility have a maturity of five and one-half years while the Term B has a maturity of six and one-half years. The Term A loan current amortization requires quarterly principal payments of €1,388 through July 31, 2008 and two final payments of €2,776 on October 31, 2008 and January 11, 2009. Term B loan current amortization requires quarterly principal payments of $476 through October 31, 2009 with a final payment of approximately $185,782 due January 11, 2010.

The Term A loans are euro-denominated and are translated into U.S. dollars at the spot rate at every period end, resulting in foreign exchange gains or losses.  For the years ended December 31, 2006 and December 31, 2007, foreign exchange losses on the Term A loan were $2,842 and $2,025, respectively, and for the year ended December 31, 2005, foreign exchange gains on the Term A loan were $5,680 and are included in other income (expense) net on the consolidated statements of operations.

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

On June 23, 2006, the Company entered into the Second Lien Credit Agreement.  The Second Lien Credit Agreement consisted of an aggregate of $85,000 principal amount of term loans, the net proceeds of which were used to prepay $9,540 of euro-denominated Term A loans, prepay $53,320 of Term B loans and to repay $15,000 of revolving loans, in each case, outstanding under the Senior Credit Agreement.  The maturity date of the term loans outstanding under the Second Lien Credit Agreement was June 11, 2010. The Second Lien Credit Agreement satisfied the Company’s refinancing obligation under the Fourth Amendment and the interest rate on loans under the Senior Credit Agreement reverted to euro-LIBOR or LIBOR plus 325 basis points upon the completion of the Second Lien Credit Agreement.  In conjunction with the Second Lien Credit Agreement, the Company incurred fees of approximately $7,451, of which $4,151 were being amortized over the term of the loan and $3,300 were recorded as transaction fees.  The extinguishment of the debt under the Senior Credit Agreement resulted in a write-off of existing deferred financing fees totaling $2,478. Depending on the type of borrowing by the Company, the applicable interest rate under the Second Lien Credit Agreement was calculated as a per annum rate equal to (a) LIBOR plus 850 basis points or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.5% plus (ii) 750 basis points.

The obligations under the Second Lien Credit Agreement were guaranteed by Merisant Worldwide and the Company’s domestic subsidiaries, and were secured by a lien on substantially all of the assets of the Company, Merisant Worldwide and each subsidiary guarantor, including a pledge of 65% of the ownership interests in each first-tier foreign subsidiary held by a guarantor, with certain exceptions.

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

On May 9, 2007, the Company, Merisant Worldwide and certain of the Company’s subsidiaries entered into the Amended and Restated Credit Agreement, which, among other things, increased by $85,000 the principal amount of Term B loans that may be borrowed by the Company under the Senior Credit Agreement.  The Company paid $2,534 in fees and expenses related to this amendment and restatement which it deferred and is amortizing over the term of the related debt. Upon closing, the Company borrowed the full $85,000 of additional Term B loans available under the Amended and Restated Credit Agreement and used the proceeds plus cash on hand to prepay the principal of all loans outstanding under the Second Lien Credit Agreement totaling $85,000, plus all outstanding interest of $1,438 and a premium of $2,550, or $88,988.  The Second Lien Credit Agreement was terminated as a result of the transaction and there was no increase in the Company’s long term debt as a result of this transaction.  In addition to the incurrence of fees, this transaction also resulted in a write-off of existing deferred financing fees relating to the extinguishment of previously outstanding debt under the Second Lien Credit Agreement of $3,241.

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

At December 31, 2007, borrowings under the Senior Credit Agreement included $14,300 (Term A) aggregate principal amount of term loans bearing annual interest of 10.06% and $189,593 (Term B) aggregate principal amount of term loans bearing annual interest of 8.46%.

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

At December 31, 2006 and 2007, $28,434 and $29,320 of borrowing capacity was available under the revolving loan facility, respectively.  These balances represent the full revolving credit facility at the respective date less letters of credit required per vendor agreements.

On July 11, 2003, the Company issued $225,000 of Notes. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Notes mature on July 15, 2013. The stated rate of interest for the Notes is 9.5% per annum. Interest is payable semiannually in arrears on January 15th and July 15th.

At December 31, 2007, unamortized deferred financing cost related to entering into the Senior Credit Agreement, the issuance of the Notes in July 2003, the 2005 registered exchange offer with respect to the Notes, and the execution of any subsequent amendments to the Senior Credit Agreement was approximately $9,562 and is being amortized in accordance with the terms of the respective debt instruments.

The fair value of debt instruments is shown below and, where applicable, is estimated primarily based on approximate trading values at or around December 31, 2006 and 2007:

	2006		2007
	Fair Value	Carrying Value	Fair Value	Carrying Value
Revolving credit facility	$—	$—	$—	$—
Term loan A	20,054	20,054	14,300	14,300
Term loan B	105,930	106,129	184,379	189,592
Second lien term loan	86,275	85,000	—	—
Senior subordinated notes	133,734	225,000	167,344	225,000
Capital lease obligations	98	98	124	124
	$346,091	$436,281	$366,147	$429,016

The indenture governing the Notes, and the Amended and Restated  Credit Agreement contain covenants that limit the Company’s ability to pay dividends, incur additional debt, create liens, engage in transactions with affiliates, sell or purchase property and equipment and take certain other actions with respect to its business.   In addition, the Amended and Restated Credit Agreement contain covenants that require the Company to maintain a specified maximum leverage ratio, senior debt leverage ratio and first lien leverage ratio and a minimum fixed charge ratio and interest coverage ratio.  These ratios are measured on the basis of Bank EBITDA for the four fiscal quarters ending at least 45 days prior to the payment date. However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information with respect to an assessment of liquidity as measured in accordance with the covenants in the Company’s primary debt obligations, this measure should not be considered in isolation from, or as a substitute for, consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to, similarly titled measures used by other companies.

Bank EBITDA as defined under the Amended and Restated Credit Agreement excludes interest expense, income tax and gross receipts tax expense, depreciation and amortization as well as the certain other expenses and non-cash items, including:

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

Bank EBITDA for the year ended December 31, 2007 was $69,901. The Company was in compliance with the covenants under the Amended and Restated Credit Agreement at December 31, 2007.

In June 2001, the Company entered into an interest rate swap which fixed the underlying interest rate on $155,000 of debt (which amortized similarly with the debt and had a balance of $62,842 at December 31, 2005) at 5.47% for a period of six years. This interest rate swap expired on March 31, 2006, pursuant to the adoption of the optional termination date per the agreement.

In June 2000, the Company entered into no cost interest rate collars, which locked the underlying interest rate on $80,000 of debt between 6.49% and 8.50% for a three-year period. In June 2001, the Company extended the terms of the no cost interest rate collars for three additional years. The extended no cost interest rate collars locked the underlying interest rate on $40,000 of debt between 5.92% and 8.5% and $40,000 of debt between 5.96% and 8.5%. Both no cost interest rate collars expired on March 30, 2006. Following the debt refinancing in July 2003, the Company had not redesignated its interest rate derivative instruments as cash flow hedges. Unrealized gains or losses on interest rate swap contracts and no cost interest rate collars that do not qualify for hedge accounting are recognized in income.  Therefore, the changes in fair value of the derivative instruments since the refinancing were recorded as Other (income) expenses, net in the consolidated statement of operations and comprehensive (loss). The Company recorded an unrealized gain of $5,607 for the year ended December 31, 2005 and a swap termination gain of $694 in the year ended December 31, 2006.

Capital Lease Obligations

The Company leases certain equipment from a service provider under leases that have been accounted for as capital leases. Amortization expense for assets under capital leases was $262, $120 and $58 for the years ended December 31, 2005, 2006 and 2007, respectively, and the net carrying value of such assets was $124 at December 31, 2007.

Aggregate maturities of long-term debt and capital lease obligations as of December 31, 2007, are as follows:

2008	$12,178
2009	6,020
2010	185,798
2011	225,012
Thereafter	8
$429,016

7. Stock Appreciation Rights Plan

Merisant Worldwide has a stock appreciation rights program (the “2000 SAR Plan”) pursuant to which rights based on shares of Merisant Worldwide were issued to key employees of the Company at the market value of Merisant Worldwide common stock at the date of grant (“grant price”). The value of the rights may only be distributed upon the sale of all of Merisant Worldwide’s common stock or other distribution event (“trigger date”). Upon distribution, the employee will receive compensation equal to the difference between the fair market value of the stock at the trigger date and the grant price of the right reduced by $18.71. The rights vested over a four-year period from the date of issuance and carry a term of ten years. As of December 31, 2006 and 2007, Merisant Worldwide had 889,135 vested rights outstanding at grant prices ranging from $18.71 to $35.09 per share.  Merisant Worldwide and the Company have not currently accrued a liability or recognized an expense for the 2000 SAR Plan as it is not probable that there will be a distribution.

8. Employee Benefit Plans

The Company provides a defined contribution plan for all eligible domestic employees, as defined by the plan. The plan provides for employer matching contributions based on participant compensation. Total cost of the plan for the years ended December 31, 2005, 2006 and 2007 was $352, $443 and $340, respectively.

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

9. Commitments and Contingencies

The Company leases certain facilities and office equipment. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following as of December 31, 2007:

2008	$2,311
2009	1,497
2010	884
2011	565
2012	565
$5,822

Rent expense for the years ended December 31, 2005, 2006 and 2007, was $7,208, $7,184 and $8,102, respectively.

The Company has an investment in an affiliate located in the Philippines that is accounted for using the equity method. The affiliate, a 50/50 joint venture, imports and markets low-calorie sweeteners, primarily under the Equal® brands. In addition to its investment in the joint venture, the Company is committed to a 50% share in any new borrowings of the joint venture. As of December 31, 2006 and 2007, there were no additional joint venture borrowings.

In September 2003, the Company implemented the Key Executive Performance and Retention Plan for the Company’s former Chief Executive Officer. Payout under the Key Executive Performance and Retention Plan will only occur in the event of certain triggering events. According to his separation agreement, the Company’s former Chief Executive Officer is fully vested in the Key Executive Performance and Retention Plan. The Company has not accrued any liabilities or recognized any expenses pursuant to this plan as of December 31, 2007 as it is not probable that the payout will occur.

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

The Company is subject to various other claims, pending and possible legal actions for product liability and other damages, and other matters arising out of the conduct of the Company’s business, including tax uncertainties arising from doing business in various European and Latin American jurisdictions. The Company believes, based on current knowledge and consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On September 19, 2005, the board of directors of Merisant Worldwide approved the 2005 Merisant Worldwide, Inc. Share Appreciation Plan (the “2005 Plan”).  The 2005 Plan is designed to provide incentives to senior management to increase the equity value of Merisant Worldwide.  In general, participants in the 2005 Plan may receive three types of awards, each of which corresponds to a percentage of the aggregate net proceeds distributed to the stockholders of Merisant Worldwide, participants in the 2000 SAR Plan and participants in the 2005 Plan upon a change in control (as defined under the 2005 Plan).  Participants in the 2005 Plan will be entitled to receive awards of share units representing, in the aggregate, up to 8% of the first $100,000 of such net proceeds, up to 10% of the next $100,000 of such net proceeds and up to 12% of such net proceeds in excess of $200,000.

The net proceeds will be increased by any dividends or other distributions made to the holders of common stock of Merisant Worldwide prior to the change in control and reduced by an amount equal to 12% compounded annual return on any new equity investment in Merisant Worldwide.  The share units underlying the 2005 Plan will be determined on a fully diluted basis, taking into account the outstanding number of shares of common stock of Merisant Worldwide and stock appreciation rights underlying the 2000 SAR Plan.  New issuances of common stock of Merisant Worldwide will dilute the share units underlying the 2005 Plan.  Upon a distribution under the 2005 Plan, participants will receive payouts under the 2005 Plan in the same form as the consideration received by the stockholders of Merisant Worldwide.  Merisant Worldwide and the Company have not currently accrued a liability or recognized an expense for the 2005 Plan as it is not probable that there will be a distribution. Merisant Worldwide also does not anticipate that it will be able to determine the aggregate value of the awards under the 2005 Plan because its equity is privately held and there is no public market for the underlying securities.  At December 31, 2006 and December 31, 2007, all share units under the 2005 Plan had been granted.

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

In April 2007, the Company entered into a new operating lease for office space in Chicago and terminated its current lease, providing the required one year notice period.  The Company moved its corporate operations to the new space on March 11, 2008.  The new landlord paid the lease termination fee of $869 on the Company’s behalf and the related expense was recorded in Administration expenses in the year ended December 31, 2007.  The new lease terminates on April 30, 2024.  Current leasehold improvements and other non-transferable assets were fully depreciated between April 2007 and February 2008.  Moving costs were expensed as they were incurred.

10. Deferred Compensation Plan

The Company maintains a nonqualified executive deferred compensation plan. All Company employees that reach a certain income level are eligible to participate in this voluntary program, which permits participants to elect to defer receipt of a portion of their compensation. Deferred contributions and investment earnings are payable to participants upon various specified events, including retirement, disability or termination. Investment earnings (or losses) are credited to the participants’ accounts based on investment allocation elections determined by the participants. The Company does not guarantee these investments or earnings thereon. The consolidated balance sheet includes the deferred compensation liability, including investment earnings thereon, owed to participants. The consolidated balance sheet also includes the investments, classified as other non-current assets, purchased by the Company with the deferred funds. These investments, totaling $527 and $579 at December 31, 2006 and December 31, 2007, respectively, remain assets of the Company and are available to the general creditors of the Company in the event of the Company’s insolvency.

11. Stockholder’s Equity

In 2000 through 2002, certain employees purchased 577,323 shares of common stock of Merisant Worldwide at the fair market value on the date of purchase ($18.71 to $35.09 per share). Under the terms of a share purchase agreement, certain employees were allowed to pay a portion of the cost of the shares and the Company financed the remaining portion under recourse loan agreements. The loans bear interest at 7.50% (due at maturity) and matured between April 5th and August 3rd of 2007.  One loan with a remaining principal amount of $107 is outstanding at December 31, 2007 to be repaid in accordance with an extension agreement by June 30, 2008.  Two loans with remaining principal amounts of $15 and $45 were forgiven in 2007 in exchange for a surrender of related shares.  The Company recorded $57, $57 and $8 of interest income on these notes receivable for the years ended December 31, 2005, 2006 and 2007, respectively. As of December 31, 2006 and 2007, $707 and $107, respectively, of notes receivable are reflected as a reduction to stockholder’s equity in the accompanying consolidated financial statements.

12. Income Taxes

Significant components of the deferred income tax assets and liabilities are as follows as of December 31:

	2006	2007
Gross deferred income tax assets:
Accrued expenses and inventories	$3,257	$228
Deferred compensation	1,387	1,072
Net operating loss (“NOL”) carryforwards	57,012	60,951
Property and equipment	1,207	797
Trademark amortization	2,571	2,703
Unrealized (gain)/loss on foreign exchange	2,349	2,226
Other	2,441	4,585
Total deferred income tax assets	70,224	72,562
Gross deferred income tax liabilities:
Intangible assets	(17,573)	(20,500)
Tax on future repatriation	(1,686)	(3,552)
Other	(1,329)	(1,055)
Total deferred income tax liabilities	(20,588)	(25,107)
Net deferred income tax assets before valuation allowance	49,636	47,455
Valuation allowance	(67,541)	(69,536)
Net deferred income tax liabilities	$(17,905)	$(22,081)

Classification of the deferred income tax balances is as follows as of December 31:

	2006	2007
Current deferred income taxes:
Assets	$1,534	$1,620
Liabilities	—	—
Total current deferred income tax asset	1,534	1,620
Non-current deferred income taxes:
Assets	1,149	1,406
Liabilities	(20,588)	(25,107)
Total non-current deferred income tax liability	(19,439)	(23,701)
Net deferred income tax liability	$(17,905)	$(22,081)

Income before income taxes consisted of the following for the years ended December 31:

	2005	2006	2007
Income (loss) before income taxes:
United States	$(36,631)	$(57,411)	$(30,088)
Outside United States	36,663	22,605	38,521
	$32	$(34,806)	$8,433

The provision for income taxes consisted of the following for the years ended December 31:

	2005	2006	2007
Current provision:
Federal	$—	$—	$—
State	(182)	—	36
Foreign	3,163	2,489	2,163
Total current provision	2,981	2,489	2,199
Deferred provision:
Federal	3,029	2,149	4,562
State	259	229	231
Foreign	(622)	(297)	(103)
Total deferred provision	2,666	2,081	4,690
Total provision	$5,647	$4,570	$6,889

The reconciliation of the provision for income taxes computed at the U.S. federal statutory rate of 35% to the reported provision for income taxes for the years ended December 31, 2005, 2006, and 2007 is as follows:

	2005	2006	2007
Income tax provision at the statutory federal tax rate	$11	$(12,182)	$2,952
State income taxes, net of federal benefit	(1,281)	(1,720)	(867)
Impact of foreign tax rates	(9,747)	(8,088)	(11,944)
U.S. taxes on foreign related earnings	2,029	7,415	13,064
Tax on future repatriation	—	1,686	1,866
Valuation allowance adjustment	13,854	16,951	1,995
Other	781	508	(177)
	$5,647	$4,570	$6,889

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2006 and 2007, a full valuation allowance has been provided against the Company’s U.S. and certain foreign NOL carryforwards. Management also determined that a valuation allowance was required against other U.S. deferred tax assets because it was more likely than not that all or a portion of these deferred tax assets would not be realized.

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

At December 31, 2007, the Company had income tax NOL carryforwards of approximately $157,900 of which $143,917 are United States federal income tax losses which expire between 2007 and 2027.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in the Company’s tax returns. The Company adopted FIN 48 on January 1, 2007, and recorded the cumulative effect of a change in accounting principle by recording a decrease in the liability for uncertain tax positions of $5,757, that was accounted for as a credit to opening retained earnings. At January 1, 2007 and December 31, 2007, the total liability, including interest and penalties of $429 and $715, respectively for uncertain tax positions recorded in the Company’s balance sheet in non-current Other liabilities was $2,145 and $2,815, respectively. No uncertain tax position reserves were reversed or settled during 2007.  The entire amount of this consolidated worldwide liability for uncertain tax positions would affect the Company’s effective tax rate upon favorable resolution of the uncertain tax positions.  Absent new experience in defending these uncertain tax positions in the various jurisdictions to which they relate, the Company cannot currently estimate a range of possible change of the December 31, 2007 liability over the next twelve months.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at January 1, 2007	$1,716
Additions based on tax positions related to current year	238
Additions for tax positions in prior year	238
Reductions for tax positions of prior year	(92)
Settlements	—
Balance at December 31, 2007	$2,100

Interest and penalties related to tax positions taken in the Company’s tax returns are recorded in income tax expense in the consolidated statements of operations.

13. Transactions with Related Parties

The principal stockholder of Merisant Worldwide is controlled by Pegasus Partners II, L.P., which is, in turn, managed by Pegasus Capital Advisors, L.P. (“Pegasus Advisors”).  Employees of Pegasus Advisors have in the past and currently serve as members of the board of directors of the Company, and the senior management of the Company regularly consults with Pegasus Advisors on strategic and other business matters.  On September 19, 2005, the Company and Pegasus Advisors formalized this advisory function by entering into an Advisory Agreement.  Pegasus Advisors will provide such financial, strategic and other advisory services to the Company’s senior management and its subsidiaries as such managers may reasonably request, and the Company will reimburse Pegasus Advisors and its affiliates for all reasonable costs and expenses incurred in connection with the performance of such services, subject to any contractual limitation on such payments between the Company and its lenders.  Such reimbursement amounts have not been and are not expected to be material.  The Company will not pay any fees to Pegasus Advisors under the agreement and will indemnify and hold Pegasus Advisors and related parties against losses and direct damages arising out of the Advisory Agreement.

On March 28, 2006, the Company acquired from Pegasus Partners II, L.P. all of the issued and outstanding limited liability interests of Whole Earth Sweetener Company LLC for $1. At the time of the acquisition, the only assets of Whole Earth Sweetener Company LLC were trademark applications for the Sweet Simplicity® trademark.

In connection with the acquisition (Note 1), the Company assumed a liability of $5,350 (present value on the acquisition date) for deferred compensation payable to an executive employee. The deferred compensation agreement requires annual payments of $535 each January 31, 2001 through 2005 and annual payments of $1,000 each January 31, 2006 through 2010. Also in connection with the acquisition, the Company advanced cash of $5,350 to the employee in exchange for a note receivable. The note receivable bears interest at 6.35% and requires annual interest and principal payments of $535 each January 1, 2001, through 2005 and annual payments of $1,000 each January 1, 2006, through 2010. The Company recorded $268, $221 and $171 of interest income on the note receivable for the years ended December 31, 2005, December 31, 2006 and December 31, 2007 and an equal amount of interest expense in the respective years.

At December 31, 2005 and 2006, there were no receivables or payables due to or from Merisant Worldwide.  For the years ended December 31, 2005, 2006 and 2007, the Company made distributions to Merisant Worldwide of $1,023, $606 and $160, respectively, including in 2007, $60 of Merisant Worldwide shares surrendered upon forgiveness of the loan used to originally acquire such shares.

The Company is party to an agreement with Brand Architecture International (“Brand Architecture”) pursuant to which Brand Architecture has agreed to provide consulting services relating to the development of brand architecture for the Company’s products and  brands. As compensation, the Company paid approximately $1,075 and $562 to Brand Architecture in the years ended December 31, 2006 and 2007, respectively, including the reimbursement to Brand Architecture for expenses relating to its work. Adam Stagliano, a member of the Company’s board of directors, is a founding director and the President and Chief Strategic Officer of Brand Architecture.

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

14. Segment Information

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

Reportable segment data were as follows:

For the Year Ended December 31, 2005

	North America	EAME	Latin America	Asia / Pacific	Total
Net sales	$113,489	$136,607	$34,517	$20,352	$304,965
Operating EBITDA	$36,502	$40,847	$10,126	$4,739	$92,214
Less (plus):
Corporate expenses					24,209
Restructuring expenses					2,975
Depreciation expense					9,127
Net loss on long lived assets					559
Loss on sale or disposal of fixed assets					203
Amortization expense					22,216
Currency gain on Euro debt					(5,680)
Unrealized gain on derivative instruments					(5,607)
Provision for doubtful accounts excluded from Operating EBITDA					141
Transaction fees					(107)
Gain on sale of subsidiary					(543)
Other non-cash expenses					26
Other income, net					11,143
Income from operations					33,552
Interest expense, net					44,663
Other income, net					(11,143)
Income before income taxes					$32

For the Year Ended December 31, 2006

	North America	EAME	Latin America	Asia / Pacific	Total
Total net sales for reportable segments	$124,779	$114,335	$33,968	$20,796	$293,878
Net sales related to new product launch					47
Total consolidated net sales					$293,925
Operating EBITDA	$45,720	$32,942	$8,863	$6,153	$93,678
Less (plus):
Corporate expenses					26,239
Restructuring and specified project implementation costs					5,583
Depreciation expense					8,371
Net loss on long lived assets					8,823
Amortization expense					22,361
Currency loss on Euro debt					2,842
Swap termination gain on derivative instruments					(694)
Gain on liquidation or sale of subsidiary					(925)
Loss related to new product launch					3,254
Transition costs for new exclusive distributor in the United States					832
Transaction fees					3,300
Other non-cash expense					34
Other expense, net					(411)
Income from operations					14,069
Interest expense, net					48,464
Other expense, net					411
Loss before income taxes					$(34,806)

For the Year Ended December 31, 2007

	North America	EAME	Latin America	Asia / Pacific	Total
Total net sales for reportable segments	$115,510	$116,235	$33,278	$25,165	$290,188
Net sales related to new product launch					(21)
Total consolidated net sales					$290,167
Operating EBITDA	$42,401	$35,200	$8,031	$9,087	$94,719
Less (plus):
Corporate expenses					24,828
Restructuring and specified project implementation costs					2,189
Depreciation expense					6,159
Amortization expense					21,982
Currency loss on Euro debt					2,025
Gain on liquidation or sale of subsidiary					(284)
Loss related to new product launch					4,337
Other non-cash charge and net gain excludable from Operating EBITDA					4,869
Gain from receipt of one-time payment excludable from Operating EBITDA					(30,000)
Other non-cash expense					102
Other income, net					29,812
Income from operations					28,700
Interest expense, net					44,288
Cost of refinancing					5,791
Other income, net					(29,812)
Income before income taxes					$8,433

Long-lived assets (which consists of all noncurrent assets, other than goodwill), depreciation expense, amortization expense and capital expenditures by geographic location were as follows:

For the Year Ended December 31, 2005

	North America	EAME	Latin America	Asia / Pacific	Total
Long-lived assets	$118,947	$138,403	$3,894	$675	$261,919
Depreciation and impairment	7,170	1,383	1,076	187	9,816
Amortization	8,656	13,560	—	—	22,216
Capital expenditures	2,521	1,735	301	28	4,585

For the Year Ended December 31, 2006

	North America	EAME	Latin America	Asia / Pacific	Total
Long-lived assets	$100,990	$118,905	$3,307	$326	$223,528
Depreciation and impairment	9,998	6,325	666	213	17,202
Amortization	8,883	13,478	—	—	22,361
Capital expenditures	2,014	488	446	—	2,948

For the Year Ended December 31, 2007

	North America	EAME	Latin America	Asia / Pacific	Total
Long-lived assets	$87,363	$105,822	$3,200	$373	$196,758
Depreciation and impairment	4,707	976	503	(27)	6,159
Amortization	8,896	13,086	—	—	21,982
Capital expenditures	4,820	1,229	622	167	6,838

15. Restructuring Expenses

During 2007, the Company continued to evaluate strategic options for its tabletop sweetener business. This review resulted in the continuation of workforce reductions and planned changes in the Company’s global business model. These actions are designed to improve both financial results and the long-term value of the business. Restructuring expenses for workforce reductions of $2,975, $5,504 and $1,390 were recorded for the years ended December 31, 2005, 2006 and 2007, respectively.   The 2007 charges principally relate to termination costs for employees, including charges related to 24 additional personnel that were notified of their termination during the year ended December 31, 2007.  Future payouts are scheduled to be made through the second quarter of 2008.

Reconciliation of the restructuring liability, as of December 31, 2007 is as follows:

Restructuring liability at December 31, 2004	$3,871
2005 restructuring expenses	2,975
2005 cash payments	(4,169)
Restructuring liability at December 31, 2005	2,677
2006 restructuring expenses	5,504
2006 cash payments	(7,737)
Restructuring liability at December 31, 2006	444
2007 restructuring expenses	1,390
2007 cash payments	(1,652)
Restructuring liability at December 31, 2007	$182

The restructuring liability at December 31, 2006 and 2007 is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The following table presents restructuring expense by segment for each of the years ended December 31:

	2005	2006	2007
North America	$378	$354	$—
EAME	1,592	2,934	750
Latin America	644	1,081	118
Asia Pacific	39	778	369
Corporate	322	357	153
Total	$2,975	$5,504	$1,390

16. Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the consolidating statements of results of operations and cash flows for each of the periods ended December 31, 2005, 2006, and 2007 and the consolidating balance sheets as of December 31, 2006 and 2007. The following information is included as a result of the guarantee by certain of the Company’s wholly owned U.S. subsidiaries (“Guarantor Companies”) of the Company’s senior subordinated notes. None of the Company’s other subsidiaries guarantee the debt. Each of the guarantees is joint and several and full and unconditional.

Consolidating Statement of Operations

For the Year Ended December 31, 2005

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Net sales	$—	$115,393	$195,695	$(6,123)	$304,965
Cost of sales	—	58,144	77,761	(6,123)	129,782
Gross profit	—	57,249	117,934	—	175,183
Operating expenses:
Marketing and selling expenses	—	24,049	48,877	—	72,926
Administration expenses	122	28,500	14,440	—	43,062
Amortization of intangible assets	8,656	—	13,560	—	22,216
Transaction fees	(107)	—	—	—	(107)
Net loss on long lived assets	—	143	416	—	559
Restructuring expenses	—	593	2,382	—	2,975
Total operating expenses	8,671	53,285	79,675	—	141,631
Income from operations	(8,671)	3,964	38,259	—	33,552
Other expense (income):
Interest income	(14,201)	(255)	(207)	13,830	(833)
Interest expense	45,461	12,258	1,607	(13,830)	45,496
Other (income) expense, net	(28,850)	17,563	144	—	(11,143)
Total other expense	2,410	29,566	1,544	—	33,520
Income (loss) before income taxes and equity in consolidated subsidiaries	(11,081)	(25,602)	36,715	—	32
Provision for income taxes	(2,990)	3,201	5,436	—	5,647
Equity in consolidated subsidiaries	2,476	31,279	—	(33,755)	—
Net income (loss)	$(5,615)	$2,476	$31,279	$(33,755)	$(5,615)

Consolidating Statement of Operations

For the Year Ended December 31, 2006

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Net sales	$—	$133,140	$165,527	$(4,742)	$293,925
Cost of sales	—	59,761	69,776	(4,742)	124,795
Gross profit	—	73,379	95,751	—	169,130
Operating expenses:
Marketing and selling expenses	—	31,104	41,908	—	73,012
Administration expenses	227	30,226	11,608	—	42,061
Amortization of intangible assets	8,883	—	13,478	—	22,361
Transaction fees	3,300	—	—	—	3,300
Net loss on long lived assets	3,691	234	4,898	—	8,823
Restructuring expenses	—	625	4,879	—	5,504
Total operating expenses	16,101	62,189	76,771	—	155,061
Income from operations	(16,101)	11,190	18,980	—	14,069
Other expense (income):
Interest income	(264)	(87)	(1,306)	1,039	(618)
Interest expense	50,083	7	31	(1,039)	49,082
Other (income) expense, net	2,207	482	(2,278)	—	411
Total other expense	52,026	402	(3,553)	—	48,875
Income (loss) before income taxes and equity in consolidated subsidiaries	(68,127)	10,788	22,533	—	(34,806)
Provision for income taxes	1,686	692	2,192	—	4,570
Equity in consolidated subsidiaries	30,437	20,341	—	(50,778)	—
Net income (loss)	$(39,376)	$30,437	$20,341	(50,778)	$(39,376)

Consolidating Statement of Operations

For the Year Ended December 31, 2007

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Net sales	$—	$124,255	$171,072	$(5,160)	$290,167
Cost of sales	—	59,684	74,565	(5,160)	129,089
Gross profit	—	64,571	96,507	—	161,079
Operating expenses:
Marketing and selling expenses	—	28,017	38,227	—	66,244
Administration expenses	298	31,827	10,638	—	42,763
Amortization of intangible assets	8,896	—	13,086	—	21,982
Restructuring expenses	—	153	1,237	—	1,390
Total operating expenses	9,194	59,997	63,188	—	132,379
Income from operations	(9,194)	4,575	33,319	—	28,700
Other expense (income):
Interest income	(356)	(4)	(3,628)	3,072	(916)
Interest expense	48,223	—	53	(3,072)	45,204
Cost of refinancing	5,791	—	—	—	5,791
Other (income) expense, net	(27,969)	(183)	(1,660)	—	(29,812)
Total other (income) expense	25,689	(187)	(5,235)	—	20,267
Income (loss) before income taxes and equity in consolidated subsidiaries	(34,883)	4,762	38,554	—	8,433
Provision for income taxes	1,866	2,963	2,060	—	6,889
Equity in consolidated subsidiaries	38,293	36,494	—	(74,787)	—
Net income (loss)	$1,544	$38,293	$36,494	(74,787)	$1,544

Condensed Consolidating Balance Sheet

December 31, 2006

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$782	$3,088	$19,860	$—	$23,730
Trade accounts receivable, net of allowance for doubtful accounts	—	16,185	51,821	—	68,006
Other receivables and intercompany receivables	138	5,209	5,434	(5,092)	5,689
Inventories	—	7,777	6,015	—	13,792
Other current assets	1,171	4,214	2,484	—	7,869
Total current assets	2,091	36,473	85,614	(5,092)	119,086
Property and equipment, net	—	17,053	6,288	—	23,341
Trademarks and other intangible assets, less accumulated amortization	67,138	—	115,541	—	182,679
Goodwill, less accumulated amortization	—	107,209	—	—	107,209
Deferred financing costs, less accumulated amortization	13,621	—	—	—	13,621
Other non-current assets	2,651	527	440	—	3,618
Investment in subsidiary and intercompany debt	327,361	225,307	269	(552,668)	269
Total assets	$412,862	$386,569	$208,152	$(557,760)	$449,823
Liabilities
Accounts payable and intercompany payables	$39,445	$11,108	$8,120	$(42,439)	$16,234
Income taxes payable	—	—	1,578	—	1,578
Accrued expenses and other liabilities	11,826	13,754	18,187	—	43,767
Current maturities of long-term obligations	8,428	40	—	—	8,468
Total current liabilities	59,699	24,902	27,885	(42,439)	70,047
Long-term obligations and intercompany debt	427,755	172,066	—	(172,008)	427,813
Other liabilities	4,336	25,780	775	—	30,891
Total liabilities	491,790	222,748	28,660	(214,447)	528,751
Stockholder’s Equity (Deficit)
Total stockholder’s equity (deficit)	(78,928)	163,821	179,492	(343,313)	(78,928)
Total liabilities and stockholder’s equity (deficit)	$412,862	$386,569	$208,152	$(557,760)	$449,823

Condensed Consolidating Balance Sheet

December 31, 2007

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$12,351	$3,305	$35,384	$—	$51,040
Trade accounts receivable, net of allowance for doubtful accounts	—	18,259	56,151	—	74,410
Other receivables and intercompany receivables	40	5,387	9,060	(5,359)	9,128
Inventories	—	6,038	7,502	—	13,540
Other current assets	1,315	4,734	2,747	—	8,796
Total current assets	13,706	37,723	110,844	(5,359)	156,914
Property and equipment, net	600	16,535	6,374	—	23,509
Trademarks and other intangible assets, less accumulated amortization	58,242	—	102,455	—	160,697
Goodwill, less accumulated amortization	—	107,209	—	—	107,209
Deferred financing costs, less accumulated amortization	9,586	—	—	—	9,586
Other non-current assets	1,822	579	301	—	2,702
Investment in subsidiary and intercompany debt	368,271	264,388	264	(632,659)	264
Total assets	$452,227	$426,434	$220,238	$(638,018)	$460,881
Liabilities
Accounts payable and intercompany payables	$73,743	$11,752	$13,544	$(76,421)	$22,618
Income taxes payable	—	2	1,029	—	1,031
Accrued expenses and other liabilities	12,818	13,474	19,868	—	46,160
Current maturities of long-term obligations	12,119	59	—	—	12,178
Total current liabilities	98,680	25,287	34,441	(76,421)	81,987
Long-term obligations and intercompany debt	416,773	166,144	—	(166,079)	416,838
Other liabilities	5,373	22,202	3,080	—	30,655
Total liabilities	520,826	213,633	37,521	(242,500)	529,480
Stockholder’s Equity (Deficit)
Total stockholder’s equity (deficit)	(68,599)	212,801	182,717	(395,518)	(68,599)
Total liabilities and stockholder’s equity (deficit)	$452,227	$426,434	$220,238	$(638,018)	$460,881

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(31,151)	$(9,426)	$84,768	$(33,755)	$10,436
Investing activities
Proceeds from sale of fixed assets	—	—	147	—	147
Purchases of property and equipment	—	(2,615)	(1,970)	—	(4,585)
Net cash used in investing activities	—	(2,615)	(1,823)	—	(4,438)
Financing activities
Net borrowings (payments) under revolving credit facility	16,000	—	—	—	16,000
Borrowings under long-term obligations	—	324	—	—	324
Principal payments of long-term obligations	(9,422)	(262)	—	—	(9,684)
Payment of deferred financing costs	(1,682)	—	—	—	(1,682)
Receivable/payable, parent company	27,131	12,903	(73,789)	33,755	—
Distribution to shareholder	(1,023)	—	—	—	(1,023)
Net cash provided by (used in) financing activities	31,004	12,965	(73,789)	33,755	3,935
Effect of exchange rate on cash	—	—	(965)	—	(965)
Net increase (decrease) in cash and cash equivalents	(147)	924	8,191	—	8,968
Cash and cash equivalents at beginning of year	245	—	8,851	—	9,096
Cash and cash equivalents at end of year	$98	$924	$17,042	$—	$18,064

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(48,718)	$24,164	$96,894	$(50,778)	$21,562
Investing activities
Proceeds from sale of fixed assets	—	—	216	—	216
Purchases of property and equipment	—	(2,014)	(934)	—	(2,948)
Net cash used in investing activities	—	(2,014)	(718)	—	(2,732)
Financing activities
Net borrowings (payments) under revolving credit facility	(16,000)	—	—	—	(16,000)
Borrowings under long-term obligations	85,000	95	—	—	85,095
Principal payments of long-term obligations	(76,445)	(120)	—	—	(76,565)
Payment of deferred financing costs	(5,581)	—	—	—	(5,581)
Settlement of loan for purchase of stock	60	—	—	—	60
Receivable/payable, parent company	62,974	(19,961)	(93,791)	50,778	—
Distribution to shareholder	(606)	—	—	—	(606)
Net cash provided by (used in) financing activities	49,402	(19,986)	(93,791)	50,778	(13,597)
Effect of exchange rate on cash	—	—	433	—	433
Net increase (decrease) in cash and cash equivalents	684	2,164	2,818	—	5,666
Cash and cash equivalents at beginning of year	98	924	17,042	—	18,064
Cash and cash equivalents at end of year	$782	$3,088	$19,860	$—	$23,730

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(16,452)	$10,692	$125,067	$(74,787)	$44,520
Investing activities
Proceeds from sale of fixed assets	—	26	219	—	245
Purchases of property and equipment	(600)	(4,221)	(2,017)	—	(6,838)
Net cash used in investing activities	(600)	(4,195)	(1,798)	—	(6,593)
Financing activities
Borrowings under long-term obligations	85,000	88	—	—	85,088
Principal payments of long-term obligations	(94,277)	(58)	—	—	(94,335)
Payment of deferred financing costs	(2,568)	—	—	—	(2,568)
Settlement of loan for purchase of stock	340	200	—	—	540
Receivable/payable, parent company	40,226	(6,510)	(108,503)	74,787	—
Distribution to shareholder	(100)	—	—	—	(100)
Net cash provided by (used in) financing activities	28,621	(6,280)	(108,503)	74,787	(11,375)
Effect of exchange rate on cash	—	—	758	—	758
Net increase (decrease) in cash and cash equivalents	11,569	217	15,524	—	27,310
Cash and cash equivalents at beginning of year	782	3,088	19,860	—	23,730
Cash and cash equivalents at end of year	$12,351	$3,305	$35,384	$—	$51,040

Item 9A(T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2007 of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that, as of December 31, 2007, such controls and procedures were effective.

The certifications of the Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 appear as exhibits to this report. The disclosures set forth in this Item 9A(T) contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal controls over financial reporting, referred to in paragraphs 4(b) and (c) of the certifications. The certifications should be read in conjunction with this Item 9A(T) for a more complete understanding of the topics presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Our company’s management is responsible for the preparation, integrity and objectivity of the financial statements and other financial information presented in this Annual Report on Form 10-K for the year ended December 31, 2007. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect the effects of certain estimates and judgments made by management.

Our company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our company’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our company’s evaluation under the framework in Internal Control - Integrated Framework issued by the COSO, management concluded that internal control over financial reporting was effective as of December 31, 2007.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

Item 9B.         Other Information

None

PART III

Item 10.                            Directors and Executive Officers of the Registrant.

The following table sets forth the names, ages and titles of the members of our board of directors and executive officers as of March 28, 2008. Each of the directors holds office until the next annual meeting of stockholders or until his successor has been elected and qualified.

Name	Age	Position

Paul. Block	51	Chairman of the Board of Directors, President and Chief Executive Officer
Robert Albus	61	Director
Arnold Donald	53	Director
David House	58	Director
Alec Machiels	35	Director
Adam Stagliano	52	Director
Brian Alsvig	38	Vice President, Finance, Planning and Analysis (1)
Scott Bartlett	42	Vice President, Global Supply Chain
Jonathan Cole	43	Vice President, General Counsel and Secretary
Diana Ferguson	44	Executive Vice President, Chief Financial Officer (2)
Sanjay Holay	51	Vice President, Marketing and Innovation
Carrie Murphy	49	Global Director, Human Resources
Lee Van Syckle	57	Executive Vice President, Global Commercial Director
Julie Wool	37	Vice President, Finance, Controller (1)

(1)                                  Mr. Alsvig and Ms. Wool will assume their new positions effective March 31, 2008.  Mr. Alsvig currently serves as Director, Global Financial Planning and Analysis.  Ms. Wool currently serves as Global Controller and Treasurer.

(2)           Ms. Ferguson has resigned effective March 31, 2008.

Board of Directors and Executive Officers

Board of Directors

Paul Block has served as Chairman of the Board of Directors since February 28, 2006, a director of our company since December 2004, as President and Chief Executive Officer of our company since November 2004 and was the President and Chief Operating Officer from September 2004 to November 2004. Prior to joining our company, from 2002 to 2004, Mr. Block was President and Chief Executive Officer of Sara Lee Coffee and Tea Consumer Brand, a manufacturing coffee company serving the retail marketplace with brands like Chock full o’Nuts and Hills Brothers. From 1999 to 2002, Mr. Block served as Chief Marketing Officer and, subsequently, Executive Vice President General Manager of Allied Domecq Spirits USA. Prior to this, Mr. Block held general management and marketing positions at Groupe Danone and Guinness Import Company. Mr. Block currently serves on the board of directors of ClearSource Inc., a bottled water producer.

Robert Albus has served as a director of our company since May 2004. Mr. Albus serves as President and Chief Executive Officer of Goodrich Capital and has been Managing Partner of ChemPro LLC, a technology development company, since he founded the company in 1998. Mr. Albus served as President and Chief Executive Officer of Home-Link Services from 2002 to 2003. Prior to joining Home-Link Services, Mr. Albus was President of the Toiletry Division of Advance Polymer Systems, Inc., where he was employed from 1997 to 2000. Prior to that, Mr. Albus served as Director of Marketing of Combe, Inc. (U.S.); General Manager of Combe, Inc. (Canada); Vice President of Business Development of the W.B. Saunders Division of CBS; and a Product Director of Johnson & Johnson.

Arnold Donald has served as a director of our company since April 2000. From March 2000 to April 2003, Mr. Donald served as Chief Executive Officer of our company. Prior to 2000, Mr. Donald was a senior executive of Monsanto Company in St. Louis, Missouri. Mr. Donald joined Monsanto in industrial chemical sales in 1977 and held increasingly senior roles in his 20 plus years with that company. Mr. Donald currently serves on the boards of Washington University, Carleton College, Crown Holdings, Inc., The Scotts Company, Carnival Corporation, Oil-Dri Corporation and The Laclede Group, Inc.

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

Alec Machiels has served as a director of our company since April 2005. Mr. Machiels is a partner at Pegasus Capital Advisors, L.P. He has over eight years of private equity investing and investment banking experience.  Prior to joining Pegasus in August 2002, Mr. Machiels served as a consultant for Radius Ventures, a biotechnology consulting firm, from 2001 to 2002. From 1996 through 1999, Mr. Machiels served as a financial analyst for Goldman Sachs International and Goldman, Sachs & Co.

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

Executive Officers

Brian Alsvig currently serves as Director, Global Financial Planning and Analysis, a position he has held since May 2007, and he will become the Vice President, Finance, Planning and Analysis on March 31, 2008.  Prior to his current position, Mr. Alsvig served as Senior Manager, Financial Planning and Analysis from 2002 until 2005 and he had served in financial planning and controller positions since he joined our predecessor in 1995.

Scott Bartlett has held various positions in operations and global planning at Monsanto prior to its sale of our company, including Worldwide Operations Manager for Plastic Products and Operations Planning Manager for the Nylons Platform within the Solutia Division. Mr. Bartlett joined our company in 2002 as the Manteno Plant Manager and assumed the role of Manufacturing Director in 2004. He currently serves as our Vice President, Global Supply Chain. Mr. Bartlett brings 20 years of international manufacturing and supply chain management experience to our company.

Jonathan Cole has served as Vice President, General Counsel and Secretary of our company since April 2005. Prior to joining our company, Mr. Cole was counsel in the New York offices of Akin Gump Strauss Hauer & Feld LLP from October 1999 to April 2005. From September 1993 to October 1999, Mr. Cole was an associate in the New York offices of Thelen Reid & Priest LLP.

Diana Ferguson has served as Executive Vice President, Chief Financial Officer since April 2007, and she resigned effective March 31, 2008. Prior to joining our company, Ms. Ferguson held executive and senior management positions at Sara Lee Corporation, a global consumer products manufacturer and marketer.  Until March 2007, she had served as Senior Vice President of Sara Lee Corporation from January 2004 and Chief Financial Officer of Sara Lee Foodservice from June 2006.  Ms. Ferguson served as Senior Vice President, Strategy and Corporate Development from February 2005 to June 2006, and Treasurer from January 2001 to February 2004.  She was elected a Vice President of Sara Lee Corporation in January 2001.  Ms. Ferguson serves as a member of the Board of Directors of Integrys Energy Group, Inc. and TreeHouse Foods.

Sanjay Holay has served as Vice President, Global Marketing and Innovation since September 2007.  Prior to joining our company, Mr. Holay served from April 2005 until July 2007 as the Vice President, Brand Technical Equity for Diageo

North America, a division of Diageo PLC which is a worldwide leader in premium branded spirits and beer.  From 2003 until 2005, Mr. Holay was the Managing Principal of NuVo Food Group, an innovation consulting organization, and from 2001 until 2003, he served as Vice President of Marketing and New Products for Chef Solutions.

Carrie Murphy currently serves as Global Director of Human Resources, a position she has held since June 2007.  Prior to her current position, Ms. Murphy served as Human Resources Director for the Americas, and Senior Manager International Recruiting from the time of her hire in September 2005.  Ms. Murphy brings over fifteen years of human resources management experience to our company.  Prior to joining our company she was Senior Manager Human Resources for Motorola, Inc. from August 2003 to December 2004, Senior Manager Human Resources and Staffing at The Spiegel Group from January 2002 to July 2003, and Assistant Director Human Resource at Ernst and Young LLP. from December 1997 to July 2001.

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

Julie Wool currently serves as Global Controller and Treasurer, a position she has held since September, 2007, and she will become the Vice President, Finance, Controller on March 31, 2008.  Prior to her current position, Ms. Wool served as Director, Global Accounting and Consolidations from 2003 until 2007.  Ms. Wool joined our company in the controller’s group shortly after its divesture from Monsanto in 2000.

Board of Directors

Our board of directors is comprised of six directors, including Paul Block, Robert Albus, Arnold Donald, David House, Alec Machiels and Adam Stagliano. We currently have two vacancies on our board of directors. Two of the directors are current or former employees.  Two of the remaining four directors have other relationships with Tabletop Holdings, LLC, the controlling stockholder of our parent, Merisant Worldwide, Inc. See Item 13 — Certain Relationships and Related Transactions, and Director Independence.

Audit Committee. The audit committee recommends the firm to be appointed as the independent registered public accounting firm to audit financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent registered public accounting firm, reviews with management and the independent registered public accounting firm the year-end operating results, considers the adequacy of the internal accounting procedures and approves all audit and non-audit services to be provided by the independent registered public accounting firm. The audit committee presently consists of Messrs. Albus and Machiels. The audit committee operates under a written charter adopted by the board of directors.

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

Audit Committee Financial Expert

While the current members of our audit committee have significant experience both analyzing and working with financial statements of both public and private companies, we currently do not have a designated “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.  Our board of directors believes that the current members of the audit committee have requisite levels of financial literacy and financial sophistication to enable the audit committee to be effective in relation to the purposes outlined in its charter and in light of the scope and nature of our company’s business and financial statements.

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

Item 11.                             Executive Compensation

Compensation Discussion and Analysis

This section provides information regarding the compensation program for our principal executive officer, principal financial officer and the other executive officers included in the Summary Compensation Table below, which we refer to collectively as named executive officers.  It includes information regarding, among other things, the overall objectives of our compensation program and each element of compensation that we provide.

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

We Focus on Superior Performance and Achieving Both Operating Results and Strategic Objectives.  Our compensation program is designed to reward superior performance and the achievement of both operating results and strategic objectives.  It accomplishes this in a number of ways.  Target award opportunities provided to each named executive officer under the Merisant Company 2007 Annual Incentive Plan (which pays bonuses on the basis of companywide performance and, with respect to sales and marketing employees, the achievement of regional sales and sales related performance criteria) (the “Annual Incentive Plan”) and the Merisant Company 2007 Supplemental Incentive Plan (which pays bonuses based on the accomplishment of particular strategic initiatives) (the “Supplemental Incentive Plan”) are generally between 1.8 and 3.5 times each named executive officer’s base salary.  Whether and to what extent bonuses under the Annual Incentive Plan and Supplemental Incentive Plan are paid depends entirely on the extent to which our company meets performance targets and officers and key employees achieve strategic objectives, as determined by the Compensation Committee.

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

A Substantial Portion of Compensation Should be at Risk.  Most of the potential annual compensation of our named executive officers is at risk by linking it to the extent to which our company outperforms budget targets and whether strategic objectives are met in a timely fashion.  Our named executive officers may generally earn between 1.8 and 3.5 times their base salary.

A Portion of Compensation Should Motivate Long-Term Value Creation.  The Compensation Committee believes that a portion of total compensation should include incentives to increase the value of our company. The Merisant Worldwide 2005 Share Appreciation Plan (the “2005 Plan”) is designed to provide these incentives.  Participants in the 2005 Plan are entitled to share in any net proceeds to the stockholders of Merisant Worldwide upon a change in control.  Senior management, including each of the named executive officers, and key employees of Merisant Worldwide and its subsidiaries participate in the 2005 Plan.

Our Compensation Program for Named Executive Officers Should Enable Us to Compete for First-Rate Executive Talent.  The Compensation Committee believes that stockholders are best served when we can attract and retain talented executives with compensation packages that are competitive, but fair.  The Compensation Committee established 2007 compensation for named executive officers, as it has historically done, through discussions with senior management and our company’s principal stockholder that has assisted our company and its other portfolio companies to recruit and retain senior management.  In establishing a compensation package for named executive officers for 2007, the Compensation Committee also reviewed total direct compensation delivered by certain peer companies with which we compete for executive talent (the “Peer Group”).   The Peer Group has been developed internally based in part on work previously done with outside consultants.  To assist in making this comparison the Compensation Committee reviewed publicly available information regarding compensation of executives of the Peer Group.  In establishing 2007 compensation for our named executive officers, the Peer Group consisted of the following companies:

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

Cash Compensation

Our compensation program for named executive officers for 2007 was designed so that almost all compensation was delivered in the form of cash compensation.  Cash compensation to the named executive officers is paid in the form of salary and cash bonuses that may be earned under two performance-based bonus plans.  Salary is included in our named executive officer compensation package because the Compensation Committee believes it is appropriate that some portion of the compensation that is provided to the named executive officers be provided in a form that is fixed.  Performance-based bonuses are included in the package because they permit the Compensation Committee to provide incentives to our named executive officers, in any particular year, to pursue particular objectives that the Compensation Committee believes are consistent with the overall goals and strategic direction that the Board has set for our company.  The components comprising the cash portion of total compensation are described below.

Salary.   Increases or decreases in base salary on a year-over-year basis are dependent on the Compensation Committee’s assessment of company and individual performance.  For Mr. Block, Mr. Cole and Anthony J. Nocchiero (our former principal financial officer who resigned effective March 5, 2007) and Ms. Ferguson a minimum level of salary is specified in their respective employment agreements.  Otherwise, the Compensation Committee is free to set salaries for named executive officers at any level it deems appropriate.  The amount of cash compensation that is provided in the form of salary is generally substantially less, assuming threshold performance levels are met, than the amount that is provided in the form of bonuses under our performance-based bonus plans, each of which is described below.  This weighting reflects the Compensation Committee’s objective of ensuring that a substantial amount of each named executive officer’s total compensation is tied to our company’s performance and the achievement of strategic objectives.

Bonus Plans.  On October 26, 2006, our Board of Directors adopted the Annual Incentive Plan and the Supplemental Incentive Plan (the “Plans”), subject to the Compensation Committee establishing performance and other targets and such other amendments as the Compensation Committee deemed advisable.  The Compensation Committee established performance targets under the Plans on November 17, 2006 and further amended the Annual Incentive Plan on March 1, 2007.

The Compensation Committee administers the Plans and has the authority to select participants; determine the amount, the terms and conditions and the timing of each award; determine whether awards may be deferred by participants; and make any other determination and take any other action that it deems necessary or desirable to administer the Plans.  The Compensation Committee also has the authority to delegate to an officer or group of officers of our company to take actions on behalf of the Compensation Committee pursuant to the Plans.  In 2006, the Compensation Committee directed Mr. Block, our principal executive officer, to cause individual performance criteria to be developed for each participant in the Annual Incentive Plan in addition to the companywide performance criteria established by the Compensation Committee.  The Compensation Committee also authorized Mr. Block, upon consultation with and confirmation by the Compensation Committee to cause incentive bonuses to be paid to individuals who had exceeded their performance criteria in the event company wide performance target were not met so long as the discretionary payment of such bonuses would not reasonably be expected to impair the financial condition or liquidity of the company if the companywide performance target and individual performance criteria had been met.

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

Performance objectives for the Plans are developed through an iterative process.  Based on a review of business plans, management, including the named executive officers, develops preliminary recommendations for Compensation Committee review.  The Compensation Committee reviews management’s preliminary recommendations and establishes final goals.  In establishing final goals, the Compensation Committee strives to ensure that the incentives provided pursuant to the Plans are consistent with the strategic goals set by the Board, that the goals set are sufficiently ambitious so as to provide a meaningful incentive and that bonus payments, assuming target levels of performance are attained, will be consistent with the overall compensation program established by the Compensation Committee.  The Compensation Committee reserves the discretion to reduce or not pay bonuses under the Plans, even if the relevant performance targets are met.  The Compensation Committee did not exercise this discretion in 2007.

Annual Incentive Plan.  All employees of our company and its subsidiaries who were employed prior to October 31, 2007 were eligible to participate in the Annual Incentive Plan.

Participants in the Annual Incentive Plan were eligible to earn either an Enterprise Incentive Bonus, a Sales Incentive Bonus, or a General Manager Incentive Bonus depending upon whether the employee performed a management or support function, a sales and marketing function or had general management responsibility for a region or country.  An individual had to be an active employee on the date of payment to earn a bonus under the Annual Incentive Plan.

Each participant who performed a management or support function was eligible to earn an Enterprise Incentive Bonus equal to 50% of their target bonus if our company achieved the threshold Bank EBITDA level of $66 million and the participant also met performance criteria established by management for such individual.  Participants who were eligible to earn an Enterprise Incentive Bonus could earn 100% of their target bonus if our company achieved Bank EBITDA of $69 million or 150% of their target bonus if our company achieved Bank EBITDA of $72 million.  The Compensation Committee set the threshold performance target for Enterprise Incentive Bonuses at the budgeted Bank EBITDA for the year ended December 31, 2007.  The Annual Incentive Plan incorporates by reference the definition of Bank EBITDA under the Amended and Restated Senior Credit Agreement.  Information on Bank EBITDA may be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Each participant who had general management responsibility for a region or country was eligible to earn a General Manager Incentive Bonus of between 50% and 100% of such individual’s target bonus based on achievement of net sales targets and Bank EBITDA targets for the applicable region or country provided that our company achieved the threshold Bank EBITDA level of $66 million for the year.

Each participant who performed a sales and marketing function was eligible to earn a Sales Incentive Bonus of between 50% and 150% of such individual’s target bonus based on performance criteria established for such individual  provided that our company also achieved the threshold Bank EBITDA level of $66 million for the year.

For fiscal 2007, the company achieved a Bank EBITDA of $69.9 million, permitting the payment of Enterprise Incentive Bonuses under the Annual Incentive Plan of 100% of target bonuses for all participants in the Annual Incentive Plan.

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

Participants in the Supplemental Incentive Plan were eligible to receive cash incentive bonuses upon the achievement of certain strategic initiatives of our company during the fiscal year ended December 31, 2007, as determined by the Compensation Committee.  Certain named executive officers were eligible for bonuses based on some, but not all, of these strategic initiatives (as detailed below in the 2007 Grant of Plan Based Awards Table) depending on their level of responsibility and involvement in achieving the specific strategic objective.  These strategic initiatives consisted of:

•                  the successful completion of a new distributorship for India,

•                  the successful transition to a direct distribution model in Mexico and achievement of targeted cost savings,

•                  the successful launch of Sweet Simplicity® in bulk format in the United States,

•                  the achievement of quarterly net sales targets for North America,

•                  the successful negotiation of agreements with manufacturing and distribution partners to offer private label tabletop sweeteners in the United States,

•                  the achievement of between $1.5 million and $4.5 million in cost savings through our cost optimization initiatives, and

•                  the preparation and filing of a regulatory notification.

The Compensation Committee approved these strategic initiatives as targets that were deemed critical to stabilizing the North American market, establishing our company as an innovator in the natural sweetener category and reducing significantly our company’s cost structure while improving its efficiency.  Our company achieved all but three of the strategic objectives in 2007 (the regulatory notification will be filed in 2008 and our company did not meet two of its quarterly net sales targets) and the Compensation Committee approved the payment of the other bonuses.  Payments to each of the named executive officers under the Supplemental Incentive Plan are described in the footnotes to the Summary Compensation Table and the 2007 Grants of Plan-Based Awards Table.

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

Post-Termination Compensation

Employment Agreements.  We entered into employment agreements with Mr. Block, Ms. Ferguson, Mr. Nocchiero and Mr. Cole, each of which contains severance provisions.  These agreements provide for payments and other benefits if the officer’s employment terminates for a qualifying event or circumstance, such as being terminated without “Cause” or leaving employment for “Good Reason,” as these terms are defined in the severance agreements.  Additional information regarding the severance provisions of these employment agreements, including a definition of key terms and a quantification of benefits that would have been received by our named executive officers had termination occurred on December 31, 2006, is found under the heading “Potential Payments upon Termination or Change-in-Control” of this Annual Report on Form 10-K.  Mr. Nocchiero resigned effective March 5, 2007.  Ms. Ferguson has resigned effective March 31, 2008.

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

Change-in-Control Payments

The Merisant Worldwide, Inc. 2005 Share Appreciation Plan (the “2005 Plan”) is designed to provide incentives to executive officers and key employees to increase the equity value of Merisant Worldwide, Inc.  Participants in the 2005 Plan are entitled to share in any net proceeds to the stockholders of Merisant Worldwide upon a change in control.  The Compensation Committee administers the 2005 Plan, including determining eligibility for participation, determining the size of awards to be granted, granting awards and taking other actions necessary or advisable for administration of the 2005 Plan.  A quantification of benefits that would have been received by our named executive officers had a change of control occurred on December 31, 2007, is found under the heading “Potential Payments upon Termination or Change-in-Control” of this Annual Report on Form 10-K.

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

COMPENSATION COMMITTEE

Alec Machiels
Robert Albus

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Paul Block, Chief Executive Officer	2007	483,333	—		1,597,000	(1)	111,681	(2)	2,192,014
	2006	400,000	—		1,515,000	(3)	92,223		2,007,223

Diana Ferguson, Chief Financial Officer (4)	2007	212,500	150,000	(5)	394,877	(6)	440		757,817

Anthony Nocchiero, Former Chief Financial Officer	2007	72,635	—		41,989	(7)	303,373	(8)	417,990
	2006	287,000	—		813,175	(9)	9,869		1,110,044

Dana Voris, Former Interim Chief Financial Officer and Corporate Controller and Treasurer (10)	2007	143,751	165,000	(11)	—		9,290	(12)	318,041
	2006	198,005	—		225,412	(13)	9,932		433,349

Jonathan Cole, Vice President, General Counsel	2007	288,750	—		669,500	(14)	18,886		977,136
	2006	275,000	—		732,500	(15)	52,543		1,060,043

Lee Van Syckle, Executive Vice President, Global Commercial Director	2007	229,897	—		373,348	(16)	21,907	(17)	625,152
	2006	220,000	—		383,000	(18)	18,530		621,530

Scott Bartlett, Vice President, Global Supply Chain	2007	192,700	—		339,000	(19)	12,323		544,023
	2006	180,000	—		252,000	(20)	3,014		434,014

(1)                                  Represents cash bonus of $500,000 pursuant to the 2007 Annual Incentive Plan and cash bonuses of $240,000, $240,000, $180,000, $100,000, $150,000 and $187,000 due to the successful transition to a direct distribution model in Mexico and achievement of targeted savings, the successful transition to a new distributor in India, achievement of quarterly net sales targets in North America, the successful completion of agreements for the sale and distribution of private label products in the United States, the successful launch of Sweet Simplicity® in a bulk format and the achievement of cost savings of more than $4.5 million, respectively, pursuant to the 2007 Supplemental Incentive Plan.

(2)                                  Includes $46,220 related to the cost of providing Mr. Block with temporary housing in Chicago, commuting costs to and from his permanent residence and a tax gross up of $32,721 for such imputed income, a $12,000 car allowance and amounts related to the cost of life insurance and matching contributions under the 401(k) Plan.

(3)                                  Represents cash bonus of $400,000 pursuant to the 2006 Annual Incentive Plan and cash bonuses of $240,000, $360,000 and $515,000 due to the successful completion of the transition from Heinz to ACH, the successful launch of Sweet Simplicity® and the achievement of cost savings of $16.2 million, respectively, pursuant to the 2006 Supplemental Incentive Plan.

(4)                                  Ms. Ferguson commenced her employment with Merisant on April 16, 2007 and resigned effective March 31, 2008.

(5)                                  Represents a cash signing bonus pursuant to Ms. Ferguson’s employment agreement.

(6)                                  Represents a pro-rated cash bonus of $212,877 pursuant to the 2007 Annual Incentive Plan and cash bonuses of $45,000 and $137,000, due to the successful completion of agreements for the sale and distribution of private label products in the United States and the achievement of cost savings of more than $4.5 million, respectively, pursuant to the 2007 Supplemental Incentive Plan.

(7)                                  Mr. Nocchiero resigned effective March 5, 2007 and was paid a pro-rated lump-sum payment under the Merisant Company 2007 Annual Incentive Plan of $41,989 based on his service from January 1, 2007 to his separation date in accordance with his employment agreement as confirmed by his contract completion agreement in April 2007. Mr. Nocchiero and Merisant each agreed to waive, release and discharge the other party with respect to any claims that either party might have against the other party, with certain exceptions.

(8)                                  Includes severance of $283,665 pursuant to Mr. Nocchiero’s employment agreement and $10,707 related to personal travel expenses and amounts related to the cost of life insurance and matching contributions under the 401(k) Plan.

(9)                                  Represents cash bonus of $172,200 pursuant to the 2006 Annual Incentive Plan and cash bonuses of $143,500, $172,200 and $325,275 due to the successful completion of the transition from Heinz to ACH, the successful launch of Sweet Simplicity® and the achievement of cost savings of  $16.2 million, respectively, pursuant to the 2006 Supplemental Incentive Plan.

(10)                            Ms. Voris resigned effective August 31, 2007.

(11)                            Represents a cash bonus paid for the completion of special projects in advance of the effective date of her resignation.

(12)                            Includes amounts related to the cost of life insurance and matching contributions under the 401(k) Plan.

(13)                            Represents cash bonus of $120,912 pursuant to the 2006 Annual Incentive Plan and cash bonuses of $29,500 and $75,000 due to the successful completion of the refinancing of a portion of our company’s senior credit facility and the achievement of cost savings of $16.2 million, respectively, pursuant to the 2006  Supplemental Incentive Plan.

(14)                            Represents cash bonus of $291,500 pursuant to the 2007 Annual Incentive Plan and cash bonuses of $83,000, $83,000, $75,000 and $137,000 due to the successful transition to a direct distribution model in Mexico and achievement of targeted savings, the successful transition to a new distributor in India, the successful completion of agreements for the sale and distribution of private label products in the United States, and the achievement of cost savings of more than $4.5 million, respectively, pursuant to the 2007 Supplemental Incentive Plan.

(15)                            Represents cash bonus of $165,000 pursuant to the 2006 Annual Incentive Plan and cash bonuses of $137,500, $165,000 and $265,000 due to the successful completion of the transition from Heinz to ACH, the successful launch of Sweet Simplicity® and the achievement of cost savings of  $16.2 million, respectively, pursuant to the 2006 Supplemental Incentive Plan.

 (16)                         Represents cash bonus of $116,598 pursuant to the 2007 Annual Incentive Plan and cash bonuses of $82,750, $54,000 and $120,000 due to the achievement of quarterly net sales targets in North America, the successful completion of agreements for the sale and distribution of private label products in the United States and the achievement of cost savings of more than $4.5 million, respectively, pursuant to the 2007 Supplemental Incentive Plan.

(17)                            Includes $10,800 car allowance and amounts related to the cost of life insurance and matching contributions under the 401(k) Plan.

(18)                            Represents cash bonus of $110,000 pursuant to the 2006 Annual Incentive Plan and cash bonuses of $66,000, $66,000 and $141,000 due to the successful completion of the transition from Heinz to ACH, the successful launch of Sweet Simplicity® and the achievement of cost savings of  $16.2 million, respectively, pursuant to the 2006 Supplemental Incentive Plan.

 (19)                         Represents cash bonus of $120,000 pursuant to the 2007 Annual Incentive Plan and cash bonuses of $36,000, $36,000, $40,000 and $107,000 due to the successful transition to a direct distribution model in Mexico and achievement of targeted savings, the successful transition to a new distributor in India, the successful completion of agreements for the sale and distribution of private label products in the United States, and the achievement of cost savings of more than $4.5 million, respectively, pursuant to the 2007 Supplemental Incentive Plan.

(20)                           Represents cash bonus of $108,000 pursuant to the 2006 Annual Incentive Plan and cash bonuses of $36,000, $36,000 and $72,000 due to the successful completion of the transition from Heinz to ACH, the successful launch of Sweet Simplicity® and the achievement of cost savings of  $16.2 million, respectively, pursuant to the 2006 Supplemental Incentive Plan.

2007 GRANTS OF PLAN-BASED AWARDS

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)
Paul Block	June 5, 2007	(1)	500,000	500,000	750,000
	July 24, 2007	(2)		240,000
	July 24, 2007	(3)		240,000
	July 24, 2007	(4)		150,000
	July 24, 2007	(5)		380,000
	July 24, 2007	(6)		100,000
	July 24, 2007	(7)		187,000
	July 24, 2007	(8)		125,000

Diana Ferguson	June 5, 2007	(1)	150,000	212,877	319,315
	July 24, 2007	(6)		45,000
	July 24, 2007	(7)		137,000
	July 24, 2007	(8)		45,000

Anthony Nocchiero	June 5, 2007	(1)	287,000	287,000	430,500

Dana Voris	June 5, 2007	(1)	62,874	125,748	188,622

Jonathan Cole	June 5, 2007	(1)	291,500	291,500	437,250
	July 24, 2007	(2)		83,000
	July 24, 2007	(3)		83,000
	July 24, 2007	(6)		75,000
	July 24, 2007	(7)		137,000
	July 24, 2007	(8)		75,000

Lee Van Syckle	June 5, 2007	(1)	58,299	116,598	174,897
	July 24, 2007	(5)		167,909
	July 24, 2007	(6)		54,000
	July 24, 2007	(7)		120,000

Scott Bartlett	July 31, 2007	(1)	60,000	120,000	180,000
	July 24, 2007	(2)		36,000
	July 24, 2007	(3)		36,000
	July 24, 2007	(6)		40,000
	July 24, 2007	(7)		107,000

(1)                                  These amounts represent potential earnings under the Annual Incentive Plan.  Our company achieved Bank EBITDA of $69.9 million during the year ended December 31, 2007 and bonuses equal to 100% of the named executive officers’ target bonuses were earned and paid on March 14, 2008.

(2)                                  These amounts represent potential awards under the Supplemental Incentive Plan related to the successful completion of a new distributorship for India.  The actual amounts awarded to each of the named executive officers pursuant to this component of the Supplemental Incentive Plan are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(3)                                  These amounts represent potential awards under the Supplemental Incentive Plan related to the successful transition to a direct distribution model in Mexico and achievement of targeted cost savings.  The actual amounts awarded to each of the named executive officers pursuant to this component of the Supplemental Incentive Plan are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(4)                                  These amounts represent potential awards under the Supplemental Incentive Plan related to the launch of Sweet Simplicity® in bulk format in the United States.  The actual amounts awarded to each of the named executive officers pursuant to this component of the Supplemental Incentive Plan are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(5)                                  These amounts represent potential awards under the Supplemental Incentive Plan related to the achievement of quarterly net sales targets for North America.  The actual amounts awarded to each of the named executive officers pursuant to this component of the Supplemental Incentive Plan are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(6)                                  These amounts represent potential awards under the Supplemental Incentive Plan related to the successful negotiation of agreements with manufacturing and distribution partners to offer private label tabletop sweeteners in the United States.  The actual amounts awarded to each of the named executive officers pursuant to this component of the Supplemental Incentive Plan are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(7)                                  These amounts represent potential awards under the Supplemental Incentive Plan related to the achievement of between $1.5 million and $4.5 million in cost savings through our cost optimization initiatives.  The actual amounts awarded to each of the named executive officers pursuant to this component of the Supplemental Incentive Plan are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(8)                                  These amounts represent potential awards under the Supplemental Incentive Plan related to the preparation and filing of a notification with a regulatory agency.  The actual amounts awarded to each of the named executive officers pursuant to this component of the Supplemental Incentive Plan are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

Employment Agreements

During 2006, Mr. Block, Mr. Nocchiero, Ms. Ferguson and Mr. Cole were employed pursuant to agreements with the company.  Each employment agreement sets forth, among other things, the named executive officer’s minimum base salary, bonus opportunities and entitlement to participate in our benefit plans.

The base salaries for Mr. Block, Mr. Nocchiero, Ms. Ferguson and Mr. Cole during 2007 were $500,000, $287,000, $300,000 and $291,500, respectively.

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

Mr. Nocchiero resigned effective March 5, 2007.   Payments to Mr. Nocchiero in connection with his resignation are detailed under “Potential Payments Upon Termination or Change-in-Control” of this Annual Report on Form 10-K.   Ms. Ferguson resigned effective March 31, 2008.

Potential Payments upon Termination or Change-In-Control

As noted under “Compensation Discussion and Analysis”, our employment agreements with Mr. Block, Ms. Ferguson, and Mr. Cole and the Severance Plan, with respect to Mr. Bartlett and Mr. Van Syckle, provide for payments upon a change in control of our company.  As described more fully below, Mr. Block, Ms. Ferguson and Mr. Cole each have an employment agreement that provides for severance payments and benefits if the named executive officer is terminated by us without cause or if he or she terminates his or her employment for good reason.  In addition, Mr. Bartlett and Mr. Van Syckle will be entitled to severance pay and benefits if their employment is involuntarily terminated for lack of work, rearrangement of work or reduction in workforce.  Finally, each named executive officer is a participant in the 2005 Plan and has received three types of awards, each of which corresponds to a percentage of the aggregate net proceeds distributed to the stockholders of Merisant Worldwide upon a change of control.  Ms. Voris also participates in the 2000 SAR Plan (as defined below) which pays out in similar circumstances.  The terms of each of these are described more fully below.

Ms. Voris resigned effective August 31, 2007.  She did not receive any payments in connection with her resignation other than salary and employee benefits that had accrued prior to her resignation.  We paid Ms. Voris a cash bonus of $165,000 in connection with the completion of special projects prior to her departure.

Employment Agreements and Severance Plan

Employment Agreements.  The employment agreements of Mr. Block, Ms. Ferguson and Mr. Cole provide that if employment is terminated by the officer or by our company for any reason, the officer will be entitled to (i) any earned but unpaid base salary due for the remaining term of the employment agreement, (ii) any earned but unpaid annual cash bonus or other incentive award for the fiscal year prior to the fiscal year during which his employment terminates, (iii) any accrued but unpaid vacation pay, any reimbursable business expenses or unpaid perquisites through the remainder of the employment agreement, and (iv) vested benefits and any benefit continuation and/or conversion rights in accordance with our company’s employee benefit plans.  If the officer’s employment is terminated by our company without “cause” or by the officer for “good reason”, he or she will be entitled to severance compensation equal to a specified number of months’ base salary plus an amount equal to the annual cash bonus at target reduced, if applicable, by any payments to which he or she is then entitled under any other severance plan of our company.  These severance payments will be paid in accordance with our regular payroll practices unless a change of control occurs during the period in which he or she is receiving severance payments, in which case the officer will receive a lump sum payment within 30 days after the change of control.

We will have “cause” to terminate the named executive officer if he or she has engaged in any of a list of specified activities, including willful failing to perform substantially his or her duties, engaging in illegal conduct or gross misconduct which causes financial or reputational harm to our company or other actions specified in the definition.  The named executive officer will have “good reason” to terminate his or her employment (and thereby gain access to the benefits described below) if we:

•                     reduce his or her base salary or target bonus opportunity,

•                     change duties or reporting responsibilities in a way that is inconsistent in any substantial adverse respect with the officer’s position, duties or responsibilities as in effect on the effective date of the agreement,

•                     require the officer to be based anywhere more than 50 miles from where the officer’s principal place of employment on the date of the agreement, or

•                     take certain other actions specified in the definition.

Mr. Nocchiero was employed pursuant to an employment agreement with substantially the same terms as described above.  Mr. Nocchiero resigned effective March 5, 2007 and was paid $283,658 in accordance with his employment agreement as confirmed by his contract completion agreement in April 2007.  Also, in accordance with his employment agreement, Mr. Nocchiero received a pro-rated lump-sum payment under the Merisant Company 2007 Annual Incentive Plan based on his service from January 1, 2007 to his separation date.  Mr. Nocchiero and Merisant each agreed to waive, release and discharge the other party with respect to any claims that either party might have against the other party, with certain exceptions.  Ms. Ferguson resigned effective March 31, 2008.  She will not receive any payments in connection with her resignation other than salary and employee benefits that had accrued prior to her resignation.

Each of the employment agreements with Mr. Block and Mr. Cole requires, as a precondition to the receipt of these payments, that the named executive officer and our company execute a separation agreement that contains, among other provisions, a mutual release from all liability arising out of, or in connection with the officer’s employment and termination of employment with our company.  The employment agreements contain non-competition and non-solicitation agreements.

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

The benefits to be provided to Mr. Block and Mr. Cole under their respective employment agreements and to the other named executive officers under the Severance Plan upon termination are described in the table below, which assumes that the termination had taken place on December 31, 2007, the last day of our most recent fiscal year.

Payment Obligations upon Termination of Employment

The following table sets forth our payment obligations under the employment agreements and an estimated amount to be paid pursuant to our Severance Plan under the circumstances specified upon a termination of the named executive officer’s employment.  The table assumes that the termination took place on December 31, 2007.  The following table includes the projected present value of continued medical and dental vision coverage for the period such benefits would be provided assuming a discount rate of 2% and that our healthcare costs increase at a rate of 15% per year.

Name	For Cause or Without Good Reason ($)	For Good Reason or Without Cause ($)
Paul Block	0	$787,431	(1)
Diana Ferguson	0	$474,039	(2)
Jonathan Cole	0	$317,105	(3)
Lee Van Syckle	0	$270,942	(4)
Scott Bartlett	0	$234,576	(5)

(1)                                  Represents $750,000 of cash payments, $20,431 for the value of continued healthcare benefits and $17,000 for 12 months of executive outplacement services.  Mr. Block’s employment agreement provides that he will be entitled to payments equal to 18 months’ base salary plus an amount equal to the annual cash bonus at target reduced, if applicable, by any payments to which he is then entitled under any other severance plan of our company.  Does not include the amount of any earned and unpaid bonuses at the time of termination.

(2)                                  Represents $450,000 of cash payments, $7,039 for the value of continued healthcare and dental benefits and $17,000 for 12 months of executive outplacement services.  Ms. Ferguson’s employment agreement provides that she will be entitled to payments equal to 18 months’ base salary plus an amount equal to the annual cash bonus at target reduced, if applicable, by any payments to which she is then entitled under any other severance plan of our company.  Does not include the amount of any earned and unpaid bonuses at the time of termination.

 (3)                               Represents $291,500 of cash payments, $8,605 for the value of continued healthcare and dental benefits and $17,000 for 12 months of executive outplacement services.  Mr. Cole’s employment agreement provides that the officer will be entitled to payments equal to 12 months’ base salary plus an amount equal to the annual cash bonus at target reduced, if applicable, by any payments to which he is then entitled under any other severance plan of our company.  Does not include the amount of any earned and unpaid bonuses at the time of termination.

(4)                                  Represents $250,797 of cash payments, $2,145 for the value of continued healthcare and dental benefits, $17,000 for 12 months of executive outplacement services and $1,000 for financial planning assistance.  Does not include the amount of any earned and unpaid bonuses at the time of termination.

(5)                                  Represents $213,331of cash payments, $3,245 for the value of continued healthcare and dental benefits, $17,000 for 12 months of executive outplacement services and $1,000 for financial planning assistance.  Does not include the amount of any earned and unpaid bonuses at the time of termination.

Change-in-Control Plans

Merisant Worldwide, Inc. 2005 Share Appreciation Plan.  Each of the named executive officers participates in the Merisant Worldwide, Inc. 2005 Share Appreciation Plan (the “2005 Plan”).  In general, participants in the 2005 Plan may receive three types of awards, each of which corresponds to a percentage of the aggregate net proceeds distributed to the stockholders of Merisant Worldwide, participants in the 2000 SAR Plan (as defined below) and participants in the 2005 Plan upon a change in control (as defined under the 2005 Plan).  Participants in the 2005 Plan have been awarded share units representing, in the aggregate, up to 8% of the first $100 million of such net proceeds (“First Level Share Units”), up to 10% of the next $100 million of such net proceeds (“Second Level Share Units”) and up to 12% of such net proceeds in excess of $200 million (“Third Level Share Units”).  The share units underlying the 2005 Plan are determined on a fully diluted basis, taking into account the outstanding number of shares of common stock of Merisant Worldwide and rights underlying the 2000 SAR Plan.  New issuances of common stock of Merisant Worldwide will dilute the share units underlying the 2005 Plan.  Upon a distribution under the 2005 Plan, participants will receive payouts under the 2005 Plan in the same form as the consideration received by the stockholders of Merisant Worldwide.  All of the 869,499.03 First Level Share Units, 1,111,026.00 Second Level Share Units and 1,741,907.08 authorized under the 2005 Plan were outstanding at December 31, 2007.

Awards under the 2005 Plan will not vest until there is a change in control of Merisant Worldwide, and will be forfeited 180 days after the termination of the participant’s employment with our company.  The Board of Directors of Merisant Worldwide may cancel or amend the terms of the 2005 Plan and cancel or amend the terms of any awards granted under the 2005 Plan in whole or in part at any time, except that the consent of the participant is required for any amendment, modification or termination of the 2005 Plan or any awards granted under the 2005 Plan that adversely affects that participant’s outstanding award in any material way..

Merisant Worldwide, Inc. Stock Appreciation Rights Plan. Ms. Voris is the only named executive officer who participates in the Stock Appreciation Rights Plan of Merisant Worldwide (the “2000 SAR Plan”).  Pursuant to the 2000 SAR Plan, rights based on shares of Merisant Worldwide were issued to key employees at a grant price equal to the market value of Merisant Worldwide common stock at the date of grant.  Vested rights are not exercisable by the holders and payments are only made with respect to the rights upon the sale of all of the common stock of Merisant Worldwide or other distribution event.  Ms. Voris is entirely vested in 5.782 rights with a grant price of $35.09 per right.  Upon distribution, Ms. Voris will receive compensation equal to the difference between the fair market value of the stock at the trigger date and the grant price of her rights reduced by $18.71.  The rights under the 2000 SAR Plan carry a term of ten years.  Ms. Voris’ rights will expire in January 2012.

Payment Obligations upon Change-in-Control

The following table illustrates what our payment obligations to the named executive officers under the 2005 Plan might be if the stockholders of Merisant Worldwide were entitled to receive varying net proceeds upon a change in control.  At December 31, 2007, Merisant Worldwide and its consolidated subsidiaries had $552.5 million of indebtedness outstanding, which will significantly affect the amount of net proceeds as a result of any change in control.  Because the share units under the 2005 Plan do not represent equity interests in our company and have no value until there is a change in control, the share units are not valued under FAS 123R.  The amounts of net proceeds set forth below are provided for illustrative purposes only and no assurance can be given as to the present value of the share units underlying the 2005 Plan or of Merisant Worldwide and its subsidiaries.  Amounts have been rounded up to the nearest thousand.

	Net Proceeds
Name	$100 million ($)	$200 million ($)	$350 million ($)
Paul Block	4,700,000	10,800,000	21,000,000
Diana Ferguson (1)	1,000,000	2,000,000	5,100,000
Anthony Nocchiero (2)	—	—	—
Dana Voris (3)	—	—	—
Jonathan Cole	500,000	1,050,000	1,670,000
Lee Van Syckle	300,000	800,000	2,100,000
Scott Bartlett	300,000	800,000	1,800,000

(1)                                  Ms. Ferguson’s grants under the 2005 Plan will terminate on March 31, 2008.

(2)                                  Mr. Nocchiero’s grants under the 2005 Plan have terminated in accordance with the terms of the plan.

(3)                                  Ms. Voris’ grants under the 2005 Plan have terminated in accordance with the terms of the plan.  At the time of her resignation, Ms. Voris was the last remaining employee who participates in the 2000 SAR Plan.  Management estimates that she would receive an additional $0, $10,730 and $84,729, respectively, under that plan at the indicated net proceeds on a fully diluted basis.

2007 DIRECTOR COMPENSATION TABLE

Directors who are employees of our company (Mr. Block) or of Pegasus Capital Advisors, L.P. (Mr. Machiels) receive no additional fee for service as a director.  Non-employee directors receive cash payments and reimbursements as shown in the table below.

Name	Fees Earned or Paid in Cash ($) (1)	All Other Compensation ($)	Total ($)
Robert Albus	$29,800	—	$29,800
Arnold Donald	—	—	—	(2)
David House	$26,200	—	$26,200
Adam Stagliano	$26,200	—	$26,200

(1)           Consists of the amounts described under “Cash Compensation”.

(2)                                  Mr. Donald received $1.0 million in payments from our company under severance and deferred compensation arrangements in 2007.  See “Certain Relationships and Related Transactions, and Director Independence”.

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

The following table sets forth certain information regarding beneficial ownership of Merisant Worldwide’s common stock as of March 28, 2008 by: (1) each named executive officer and each director of our company individually; (2) all current executive officers and directors of our company as a group; and (3) certain principal stockholders. Unless otherwise indicated below, the business address for each of the beneficial owners is c/o Merisant US, Inc., 33 North Dearborn Street, Suite 2200, Chicago, Illinois 60602.

Name and Address	Shares	Percentage
Tabletop Holdings, LLC (1)
99 River Road
Cos Cob, Connecticut 06807	8,062,105	88.7%
Robert Albus	—	—
Arnold Donald (2)	321,969	3.5%
David House	—	—
Alec Machiels (1)	—	—
Adam Stagliano	—	—
Paul Block	—	—
Diana Ferguson (3)	—	—
Anthony Nocchiero (4)	—	—
Jonathan Cole	—	—
Dana Voris (5)	3,848	0.1%
Scott Bartlett	—	—
Lee Van Syckle	—	—
All current executive officers and directors as a group (14 people) (1)	321,969	3.5%

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

(2)	The business address of Mr. Donald is One North Brentwood Boulevard, Suite 510, Clayton, Missouri 63105.

(3)	Ms. Ferguson resigned effective March 31, 2008

(4)	Mr. Nocchiero resigned effective March 5, 2007.

(5)	Ms. Voris resigned effective August 31, 2007.

Item 13.                            Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

In connection with the acquisition of the tabletop sweetener business from Monsanto, Merisant assumed liability for certain deferred compensation payable to Arnold Donald, a member of the Board, which required our company to make annual payments to Mr. Donald of $535,000 through 2005 and requires annual payments of $1,000,000 through 2010 on or before the date on which Merisant pays its annual bonus for the preceding year to executive officers.  Pursuant to this obligation, Mr. Donald received a payment of $1,000,000 in January 2007.  In addition, in June 2003, Merisant entered into a contract completion agreement with Mr. Donald in connection with the termination of Mr. Donald’s employment as the Chief Executive Officer. Pursuant to the terms of the contract completion agreement, Mr. Donald received $62,500 each month for the first 24 months beginning on or after June 1, 2003 and received a payment of $1,500,000 on June 1, 2006.

We have an agreement with Brand Architecture pursuant to which Brand Architecture has agreed to provide consulting services relating to the development of brand architecture for our brands.  As compensation, Merisant paid approximately $600,000 to Brand Architecture in the year ended December 31, 2007, including the reimbursement to Brand Architecture for expenses relating to its work. Adam Stagliano, a member of our Board, is a founding director and the President and Chief Strategic Officer of Brand Architecture.

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

•                  The director has received, or has an immediate family member who has received, during any twelve month period within the last three years, more than $100,000 from the company other than director and committee fees, compensation paid to a family member who is an employee of the company or benefits under a tax-qualified retirement plan, or non-discretionary compensation.

•                  The director has a family member who is, or at any time during the past three years was, employed by the company as an executive officer.

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

Direct or indirect ownership of even a significant amount of Merisant Worldwide’s common stock by a director who is otherwise independent as a result of the application of the foregoing standards will not, by itself, bar an independence finding as a director.

In 2007, the Board reviewed the independence of our non-employee directors and determined that Mr. Albus, Mr. House, Mr. Machiels and Mr. Stagliano are independent under the foregoing guidelines.  The assessment of independence is reviewed annually.  With respect to Mr. Stagliano, the Board considered that Mr. Stagliano is the President and Chief Strategic Officer of Brand Architecture International which provides marketing consulting services to our company.  Such fees do not exceed 5% of the consolidated gross revenue for Brand Architecture and its consolidated affiliates.  The Board considered that Mr. Albus and Mr. House are independent consultants who advise Pegasus Capital Advisors, L.P. from time to time on operational matters related to companies in which funds managed by Pegasus Capital Advisors invests.  Pegasus Capital Partners controls our principal stockholder Tabletop Holdings, LLC.  The Board considered that Mr. Machiels is an employee of Pegasus Capital Advisors, L.P.

In addition, the Board determined that the members of the Audit Committee, other than Mr. Machiels, satisfy the heightened independence standards for audit committee members under Rule 10A-3(b)(1) of the Exchange Act as required by Nasdaq Rule 4350(d).

Item 14.                             Principal Accounting Fees and Services.

Audit and Other Fees

Set forth below are the aggregate fees billed to us for professional services by BDO Seidman, LLP, our independent registered public accounting firm for the 2006 and 2007 fiscal years.

Audit Fees

Fees for audit services totaled approximately $813,168 and $794,286 in the years ended December 31, 2006 and December 31, 2007, respectively,  including fees associated with the annual audit, the review of our quarterly financial statements and our debt refinancing transactions. A small portion of these fees were billed to our parent, Merisant Worldwide.

Audit-Related Fees

Fees for audit-related services totaled $0 in the years ended December 31, 2006 and December 31, 2007.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totaled $7,526 and $9,711 in the years ended December 31, 2006 and December 31, 2007, respectively, and were related to the filing of value added tax declarations in Mexico.

All Other Fees

Fees for other services totaled $0 in the years ended December 31, 2006 and December 31, 2007.

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee Charter requires the Audit Committee to pre-approve the rendering by the independent auditor of audit or permissible non-audit services. The Audit Committee is authorized to take action only by the affirmative vote of a majority of the Audit Committee members present at any meeting at which a quorum is present, or by the unanimous consent of all of the Audit Committee members.  The Audit Committee pre-approved all audit and non-audit services provided by BDO Seidman, LLP during 2006 and 2007.

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

4.2

First Supplemental Indenture, dated as of March 29, 2006, among Merisant Company, Merisant US, Inc., Merisant Foreign Holdings I, Inc., Whole Earth Sweetener Company LLC and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.2 of Merisant Company’s Form 10-K filed on March 30, 2006)

4.3

Second Supplemental Indenture, dated January 23, 2008 among Merisant Company, Merisant US, Inc., Merisant Foreign Holdings I, Inc., Whole Earth Sweetener Company LLC, Whole Earth Foreign Holdings LLC and Wells Fargo Bank, N.A.

4.4	Form of Merisant Company 9 1/2% Senior Subordinated Note due 2013 (included in Exhibit 4.1).

10.1

Amended and Restated Credit Agreement dated May 9, 2007 by and among Merisant Company, the lenders referred to therein, and Credit Suisse First Boston, as administrative agent (incorporated by reference to Exhibit 10.1 of Merisant Company’s Quarterly Report on Form 10-Q filed on May 15, 2007).

10.2

Amended and Restated Security Agreement, dated May 9, 2007, among guarantors named on the signature page thereto, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.2 of Merisant Company’s Quarterly Report on Form 10-Q filed on May 15, 2007).

10.3	Revolver Note dated as of March 30, 2006 from Merisant Company to Merisant Company 2, Sàrl (incorporated by reference to Exhibit 10.7 of Merisant Company’s Form 10-K filed on March 30, 2006).

10.4

Amended and Restated Manufacturing Agreement dated as of November 29, 2000 between Kruger GmbH & Co. and Merisant Company (incorporated by reference to Exhibit 10.6 of Merisant Company’s Form S-4 (No. 333-114105) filed on March 31, 2004).

10.5

Distribution Agreement dated February 14, 2006, by and between Merisant US, Inc. and ACH Food Companies, Inc. (incorporated by reference to Exhibit 10.1 of Merisant Company’s Form 8-K filed on February 17, 2006).

10.6

Contract Completion Agreement dated as of June 1, 2003 between Merisant Company and Arnold W. Donald (incorporated by reference to Exhibit 10.8 of Merisant Company’s Form S-4 (No. 333-114105) filed on March 31, 2004).

10.7	Note dated as of March 17, 2000 from Arnold W. Donald (incorporated by reference to Exhibit 10.10 of Merisant Company’s Form S-4 (No. 333-114105) filed on March 31, 2004).

10.8

Amended and Restated Employment Agreement dated November 14, 2005 among Merisant Worldwide, Inc., Merisant Company and Paul R. Block (incorporated by reference to Exhibit 10.1 of Merisant Company’s Form 8-K filed on November 16, 2005).

10.9

Employment Agreement dated as of July 18, 2005 between Anthony J. Nocchiero and Merisant Company (incorporated by reference to Exhibit 10.30 of Merisant Company’s Amendment No. 4 to Form S-4 (No. 333-114105) filed on July 22, 2005).

10.10

Contract Completion Agreement and General Release dated as of March 15, 2007 between Merisant Company and Anthony J. Nocchiero. (incorporated by reference to Exhibit 10.18 of Merisant Company’s Form 10-K filed on March 23, 2007)

10.11	Employment Agreement dated January 24, 2006 between Jonathan W. Cole and Merisant Company (incorporated by reference to Exhibit 10.2 of Merisant Company’s Form 8-K filed on January 30, 2006).

10.12

Employment Agreement dated April 5, 2007 between Diana Ferguson and Merisant Company (incorporated by reference to Exhibit 10.1 of Merisant Company’s Quarterly Report on Form 10-Q filed on August 10, 2007).

10.13	Tabletop Holdings, Inc. Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.18 of Merisant Company’s Form S-4 (No. 333-114105) filed on March 31, 2004).

10.14	Merisant Worldwide, Inc. 2005 Share Appreciation Plan (incorporated by reference to Exhibit 10.1 of Merisant Company’s Form 8-K filed on September 23, 2005).

10.15	Merisant Company 2007 Supplemental Incentive Plan.

10.16	Merisant Company 2008 Supplemental Incentive Plan.

10.17

Form of Indemnification Agreement between Merisant Worldwide, Inc. and each of its directors and certain executive officers (incorporated by reference to Exhibit 10.18 of Merisant Worldwide, Inc.’s Amendment No. 2 to Form S-1 (No. 333-115021-02) filed on August 10, 2004).

10.18

Advisory Agreement, dated as of September 19, 2005, between Merisant Company and Pegasus Capital Advisors, L.P. (incorporated by reference to Exhibit 10.2 of Merisant Company’s Form 8-K filed on September 23, 2005).

21.1	Subsidiaries.

31.1	Certificate of Paul R. Block pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

31.2	Certificate of Diana Ferguson pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

32.1	Certificate of Paul R. Block pursuant to 18 U.S.C. Section 1350.

32.2	Certificate of Diana Ferguson pursuant to 18 U.S.C. Section 1350.

(b)                                 Exhibits:  See Item 15 (a)(3) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISANT COMPANY

	By:	/s/ Diana Ferguson
Name: Diana Ferguson
Title: Executive Vice President and Chief Financial Officer
(on behalf of the Company and in capacity of principal financial officer)
Date: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Block	Chairman of the Board, President and
Name: Paul Block	Chief Executive Officer	March 28, 2008
(Principal Executive Officer)

/s/ Diana Ferguson	Executive Vice President and Chief Financial Officer
Name: Diana Ferguson	(Principal Financial and Accounting Officer)	March 28, 2008

/s/ Robert E. Albus
Name: Robert E. Albus	Director	March 28, 2008

/s/ Arnold Donald
Name: Arnold Donald	Director	March 28, 2008

/s/ David House
Name: David House	Director	March 28, 2008

/s/ Alec Machiels
Name: Alec Machiels	Director	March 28, 2008

/s/ Adam Stagliano
Name: Adam Stagliano	Director	March 28, 2008

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.