Form 10-Q
period 2008-03-31
MERISANT CO
filed 2008-05-14
CIK 1270597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number:  333-114105

Merisant Company

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2218321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

33 North Dearborn Chicago, Illinois	60602
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 840-6000

Former name, former address and former fiscal year, if changed since last report:

Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 14, 2008, the registrant had 100 shares of common stock, par value $0.01 per share, outstanding, all of which were owned by Merisant Worldwide, Inc.

This Quarterly Report is being filed pursuant to a requirement contained in the indenture governing Merisant Company’s 9½% Senior Subordinated Notes due 2013.

MERISANT COMPANY

INDEX TO REPORT

FOR THE QUARTER ENDED MARCH 31, 2008

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements of Merisant Company

MERISANT COMPANY
Unaudited Consolidated Balance Sheets
(Dollars In Thousands, Except Per Share Amount)

	At December 31, 2007	At March 31, 2008
ASSETS
Cash and cash equivalents	$51,040	$45,830
Trade accounts receivable, net of allowances of $854 and $742, respectively	74,410	71,501
Other receivables	9,128	9,499
Inventories	13,540	20,702
Prepaid expenses and other assets	6,206	5,990
Current portion of note receivable from director	970	1,970
Deferred income tax assets	1,620	1,723
Total current assets	156,914	157,215
Property and equipment, net	23,509	25,096
Trademarks and other intangible assets, less accumulated amortization and impairment of $164,022 and $169,286, respectively	160,697	155,433
Goodwill	107,209	107,209
Deferred financing costs, less accumulated amortization of $10,052 and $10,889, respectively	9,586	8,749
Non-current portion of note receivable from director	1,822	851
Investment in equity affiliate	264	327
Other non-current assets	880	836
Total assets	$460,881	$455,716
LIABILITIES AND STOCKHOLDER’S DEFICIT
Accounts payable	$22,618	$20,529
Income taxes payable	1,031	1,299
Accrued interest expense	12,727	6,784
Accrued trademarketing and consumer promotions	14,353	17,168
Accrued incentives	8,024	2,873
Accrued expenses and other liabilities	11,056	12,376
Current maturities of long-term obligations	12,178	37,200
Total current liabilities	81,987	98,229
Long-term obligations, net of current maturities	416,838	398,175
Deferred income tax liabilities	23,701	25,116
Other liabilities	6,954	7,414
Total liabilities	529,480	528,934
Commitments and contingencies (Note 7)
Stockholder’s Deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Due for purchase of shares in Merisant Worldwide, Inc.	(107)	(86)
Retained deficit	(65,454)	(72,070)
Accumulated other comprehensive loss	(3,038)	(1,062)
Total stockholder’s deficit	(68,599)	(73,218)
Total liabilities and stockholder’s deficit	$460,881	$455,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT COMPANY
Unaudited Consolidated Statements of Operations and

Comprehensive Loss
(Dollars In Thousands)

	Three Months Ended March 31,
	2007	2008
Net sales	$69,313	$68,920
Cost of sales	30,742	32,925
Gross profit	38,571	35,995
Operating expenses:
Marketing and selling expenses	15,247	14,385
Administration expenses	11,875	10,001
Amortization of intangible assets	5,727	5,264
Restructuring expenses	560	115
Total operating expenses	33,409	29,765
Income from operations	5,162	6,230
Other expense (income):
Interest income	(205)	(304)
Interest expense	11,999	10,111
Other expense, net	139	801
Total other expense	11,933	10,608
Loss before income taxes	(6,771)	(4,378)
Provision for income taxes	1,846	2,088
Net loss	$(8,617)	$(6,466)

Net loss from above	$(8,617)	$(6,466)
Other comprehensive income	303	1,976
Total comprehensive loss	$(8,314)	$(4,490)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT COMPANY
Unaudited Consolidated Statement of Stockholder’s Deficit
(Dollars In Thousands)

	Common Stock	Due for Purchase of Shares in Merisant Worldwide, Inc.	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2007	$—	$(107)	$(65,454)	$(3,038)	$(68,599)
Foreign currency translation adjustment	—	—	—	1,976	1,976
Dividend to Merisant Worldwide, Inc.	—	—	(150)	—	(150)
Settlement of loans for purchase of shares in Merisant Worldwide, Inc.	—	21	—	—	21
Net loss	—	—	(6,466)	—	(6,466)
Balance at March 31, 2008	$—	$(86)	$(72,070)	$(1,062)	$(73,218)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT COMPANY
Unaudited Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Three Months Ended March 31,
	2007	2008
Operating Activities
Net loss	$(8,617)	$(6,466)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,558	1,226
Amortization of intangible assets	5,727	5,264
Amortization of deferred financing costs	863	837
Euro-denominated loan foreign exchange loss	301	961
Equity in income of affiliate	(38)	(63)
Deferred income tax provision	1,288	1,342
Changes in operating assets and liabilities:
Trade accounts receivable	5,290	4,473
Other receivables	(11)	(245)
Inventories	273	(6,071)
Prepaid expenses and other assets	1,015	291
Accounts payable	1,876	(2,076)
Accrued expenses and other	(8,898)	(7,383)
Net cash provided by (used in) operating activities	627	(7,910)
Investing Activities
Proceeds from sale of property and equipment	—	22
Purchases of property and equipment	(209)	(2,822)
Net cash used in investing activities	(209)	(2,800)
Financing Activities
Net borrowings under revolving credit facility	—	8,000
Principal payments on long-term obligations	(2,148)	(2,585)
Distributions to stockholder	—	(150)
Settlement of loans for purchase of shares in Merisant Worldwide, Inc.	179	21
Net cash provided by (used in) financing activities	(1,969)	5,286
Effect of exchange rate on cash and cash equivalents	118	214
Net decrease in cash and cash equivalents	(1,433)	(5,210)
Cash and cash equivalents at beginning of period	23,730	51,040
Cash and cash equivalents at end of period	$22,297	$45,830

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT COMPANY
Notes to Unaudited Consolidated Financial Statements
(Dollars In Thousands)

1.        Principles of Consolidation

The consolidated financial statements and notes do not contain certain information included in the annual consolidated financial statements and notes of Merisant Company and subsidiaries.  Unless otherwise indicated or unless the context otherwise requires, all references to the “Company” mean Merisant Company and its consolidated subsidiaries.  The consolidated balance sheet at December 31, 2007 was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The remaining consolidated financial statements are unaudited. In the opinion of management, all normal, recurring adjustments necessary for a fair presentation of such unaudited financial statements have been included therein. For interim reporting purposes, certain marketing and advertising expenses are charged to results of operations as a percentage of sales. Interim results may not be indicative of results for a full year. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s annual consolidated financial statements.

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

2.        Segment Information

The Company manufactures and markets primarily low-calorie tabletop sweeteners globally. Therefore, the Company’s reportable segments are organized and managed principally by geographic region:  North America; Europe/Africa/Middle East, referred to as EAME; Latin America; and Asia/Pacific. The Company’s management reviews Operating EBITDA to evaluate segment performance and allocate resources. Operating EBITDA consists of segment earnings before interest expense, income tax expense, depreciation and amortization as well as items such as expenses related to restructuring charges, certain significant charges related to new product development and launch costs, certain litigation costs and certain other non-cash or excludable charges or losses. Other expense (income), net, as reported in the unaudited consolidated financial statements, is included in Operating EBITDA of the respective reportable segments, except for the portion of other expense (income), net that relates to the foreign currency transaction gains or losses associated with the Company’s euro-denominated debt (see Note 5) and unrealized gains or losses on derivative instruments. Corporate expenses include corporate staff and related amounts. Corporate expenses, interest and other expenses and the provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment performance reviewed by management. The Company launched a new product line in North America in the first quarter of 2006 which management evaluates and manages separately from its other North American operations. As such, this item is also excluded from the measure of segment performance reviewed by management. The Company’s definition of Operating EBITDA is largely driven by similar definitions of Bank EBITDA under its primary credit facilities.  The definition of Bank EBITDA was adjusted in the May 2007 amendment of those facilities and that change is reflected prospectively in the Company’s computation of Operating EBITDA.  The Company’s assets, which are principally in the United States and Europe, are also managed geographically. A summary of the Company’s results of operations by reportable segment for the three months ended March 31, 2007 and 2008 is as follows:

For the Three Months Ended March 31, 2007

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$28,937	$26,576	$5,297	$8,528	$69,338
Plus: Net sales related to new product launch					(25)
Total consolidated net sales					$69,313

Operating EBITDA	$10,282	$6,977	$1,094	$4,091	$22,444
Less (plus):
Corporate expenses					9,251
Restructuring expense					560
Depreciation expense					1,558
Amortization expense					5,727
Currency loss on euro debt					301
Other non-cash expense					24
Other expense, net					(139)
Income from operations					5,162
Interest expense, net					11,794
Other expense, net					139
Loss before income taxes					$(6,771)

For the Three Months Ended March 31, 2008

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$23,194	$32,182	$7,635	$5,894	$68,905
Plus: Net sales related to new product launch					15
Total consolidated net sales					$68,920

Operating EBITDA	$6,215	$10,580	$2,201	$2,500	$21,496
Less (plus):
Corporate expenses					6,203
Restructuring and specified project implementation costs					611
Depreciation expense					1,226
Amortization expense					5,264
Currency loss on euro debt					961
Loss related to new product launch					1,306
Expenses related to credit agreement amendments and waivers					466
Other non-cash expense					30
Other expense, net					(801)
Income from operations					6,230
Interest expense, net					9,807
Other expense, net					801
Loss before income taxes					$(4,378)

3.        Restructuring Expenses

During the three months ended March 31, 2008, the Company continued to evaluate opportunities to increase efficiency and reduce costs. This review resulted in the continuation of workforce reductions and planned changes in the Company’s global business model. These actions are designed to improve both financial results and the long-term value of the business. Restructuring expenses for workforce reductions of $560 and $115 were recorded for the three months ended March 31, 2007 and March 31, 2008, respectively. The 2008 charges principally related to continuing provisions for previously notified employees being recorded over their stay periods. Severance payments and benefits are scheduled to be made over the next six months.

Reconciliation of the restructuring liability at March 31, 2008 is as follows:

Restructuring liability at December 31, 2007	$182
Restructuring expenses for the three months ended March 31, 2008	115
Cash payments for the three months ended March 31, 2008	(96)
Restructuring liability at March 31, 2008	$201

The restructuring liability at December 31, 2007 and March 31, 2008 is included in the line item “Accrued expenses and other liabilities” in the accompanying consolidated balance sheets.

The following table represents restructuring expenses included in each segment and corporate expenses for the three months ended March 31, 2007 and 2008:

	Three Months Ended March 31,
	2007	2008
North America	$—	$—
EAME	118	—
Latin America	64	—
Asia/Pacific	218	115
Corporate	160	—
Total	$560	$115

4.        Inventories

Inventories consisted of the following at December 31, 2007 and March 31, 2008:

	December 31, 2007	March 31, 2008
Raw materials and supplies	$5,767	$5,202
Work in process	383	489
Finished goods	7,924	15,625
Inventory obsolescence reserves	(534)	(614)
Total	$13,540	$20,702

5.        Debt

The Company and its parent, Merisant Worldwide, Inc. (“Merisant Worldwide”), are highly leveraged. At March 31, 2008, Merisant Worldwide and its subsidiaries, including the Company, had $562,602 of long-term debt outstanding, consisting of $127,337 aggregate principal amount of Merisant Worldwide’s 12 ¼% senior subordinated discount notes due 2014, $225,000 aggregate principal amount of the Company’s 9 ½% senior subordinated notes due 2013 (the “Notes”), $210,266 aggregate principal amount outstanding under the Company’s senior credit agreement (the “Senior Credit Agreement”), excluding capital lease obligations of $109 and unused commitments on the revolving portion of the Senior Credit Agreement of $21,075.

At March 31, 2008, borrowings under the Senior Credit Agreement included $13,149 (“Term A”) aggregate principal amount of term loans bearing annual interest of 7.89%, $189,117 (“Term B”) aggregate principal amount of term loans bearing annual interest of 6.74%, and $8,000 aggregate principal amount in revolver commitments. The Term A loans are euro-denominated and are translated into U.S. dollars at the spot rate as of March 31, 2008.  The variable interest rate decreased to 6.39% effective with the April 30, 2008 payment.

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

The Company paid interest on borrowings under the Senior Credit Agreement, the Second Lien Credit Agreement, and on the Notes totaling $16,456 and $15,204 for the three months ended March 31, 2007 and 2008, respectively.

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

The Company was in compliance with its covenants under the Amended and Restated Credit Agreement as of March 31, 2008.

The Company was required to prepay $15,226 of the principal amount of term loans outstanding under the Amended and Restated Credit Agreement five business days after filing the annual financial statements with excess cash as required and calculated under the terms of the Amended and Restated Credit Agreement.  The prepayment was completed on April 4, 2008.

6.        Transactions with Related Parties

The Company has a deferred compensation payable to Arnold Donald, its former Chairman and a current director, and a note receivable in the same amount from Mr. Donald. The Company recorded $43 and $30 of interest income on the note receivable for the three months ended March 31, 2007 and 2008, respectively, and an equal amount of interest expense in the respective periods.

The Company is party to an agreement with Brand Architecture International (“Brand Architecture”) pursuant to which Brand Architecture has agreed to provide consulting services relating to the development of brand architecture for the Company’s brands. As compensation, the Company paid approximately $76 and $59 to Brand Architecture for the three months ended March 31, 2007 and 2008, respectively, including the reimbursement to Brand Architecture for expenses relating to its work. Adam Stagliano, a member of the Company’s board of directors, is a founding director and the President and Chief Strategic Officer of Brand Architecture.

During the three months ended March 31, 2007 and 2008, the Company made distributions of $0 and $150, respectively, to its sole stockholder, Merisant Worldwide.

7.        Commitments and Contingencies

The Company has an investment in an affiliate located in the Philippines that is accounted for using the equity method. The affiliate, a 50/50 joint venture, distributes sugar substitute sweeteners for the international consumer food markets, primarily under the Equal® brand. In addition to its investment in the joint venture, the Company is committed to a 50% share in any new borrowings of the joint venture. As of December 31, 2007 and March 31, 2008, there were no additional joint venture borrowings.

On January 29, 2008, the Company delivered notice to ACH that the distribution agreement between Merisant US, Inc. and ACH would terminate on July 27, 2008 with respect only to the retail grocery channel.  The Company  partially terminated the distribution agreement so that it can pursue a direct distribution model for retail customers in the United States.  The Company will handle order processing, warehousing and trade marketing internally and through a third-party broker and logistics providers for retail grocery and drug customers in the United States which the Company anticipate will reduce our operating costs,  improve the efficiency of its inventory management and distribution capabilities, and provide more transparency in customer relations.  On March 4, 2008, the Company and ACH agreed that the Company will pay $300  to ACH and that commissions will not increase in connection with the partial termination of the distribution agreement.  This expense is included in operating expenses for the three months ended March 31, 2008.

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

8.        Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in the Company’s tax returns. The Company adopted FIN 48 on January 1, 2007, and recorded the cumulative effect of a change in accounting principle by recording a decrease in the liability for uncertain tax positions of $5,757, that was accounted for as a credit to opening retained earnings. At December 31, 2007 and March 31, 2008, the total liability, including interest and penalties of $715 and $783, respectively for uncertain tax positions recorded in the Company’s balance sheet in non-current Other liabilities was $2,815 and $3,002, respectively. No uncertain tax position reserves were reversed or settled during the three months ended March 31, 2008.  The entire amount of this consolidated worldwide liability for uncertain tax positions would affect the Company’s effective tax rate upon favorable resolution of the uncertain tax positions.  Absent new experience in defending these uncertain tax positions in the various jurisdictions to which they relate, the Company cannot currently estimate a range of possible change of the March 31, 2008 liability over the next twelve months.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. The Company’s subsidiaries also file tax returns in various foreign jurisdictions. In addition to the U.S., the Company’s major taxing jurisdictions include Switzerland, France, the United Kingdom, Belgium, Australia, Argentina and Mexico. In the U.S., all tax years from inception in 2000 through the present are open.  The Company’s Switzerland subsidiary operates under a tax holiday, resulting in no uncertain tax positions for that entity for any tax year.  Local audits of the tax returns for the Company’s France subsidiary have been completed through 2004.  In the United Kingdom, the Company assumes that tax years through 2005 are closed due to local practice.  In Belgium and Australia, tax years through 2003 and 2001, respectively, are closed due to the local statute of limitations.  In Argentina and Mexico only 2000 and 2001 are considered closed tax years due to the local statute of limitations.

Interest and penalties related to tax positions taken in the Company’s tax returns are recorded in income tax expense in the consolidated statements of operations.

9.        Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the consolidating statements of operations for the three months ended March 31, 2007 and March 31, 2008, the consolidating balance sheets at December 31, 2007 and March 31, 2008 and the statements of cash flow for the three months ended March 31, 2007 and 2008. The following information is included herein as a result of the guarantee by certain of the Company’s wholly owned U.S. subsidiaries (“Guarantor Companies”) of the Notes. None of the Company’s other subsidiaries guarantee the Notes. Each of the guarantees is joint and several and full and unconditional.

Unaudited Consolidating Statement of Operations
For the Three Months Ended March 31, 2007

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$31,005	$39,357	$(1,049)	$69,313
Cost of sales	—	14,965	16,826	(1,049)	30,742
Gross profit	—	16,040	22,531	—	38,571
Operating expenses:
Marketing and selling expenses	—	6,433	8,814	—	15,247
Administration expenses	102	9,056	2,717	—	11,875
Amortization of intangible assets	2,428	—	3,299	—	5,727
Restructuring expenses	—	160	400	—	560
Total operating expenses	2,530	15,649	15,230	—	33,409
Income (loss) from operations	(2,530)	391	7,301	—	5,162
Other expense (income):
Interest income	(51)	(4)	(702)	552	(205)
Interest expense	12,549	—	2	(552)	11,999
Other expense (income), net	306	5	(172)	—	139
Total other expense (income)	12,804	1	(872)	—	11,933
Income (loss) before income taxes and equity in consolidated subsidiaries	(15,334)	390	8,173	—	(6,771)
Provision for income taxes	378	734	734	—	1,846
Equity in consolidated subsidiaries	7,095	7,439	—	(14,534)	—
Net income (loss)	$(8,617)	$7,095	$7,439	$(14,534)	$(8,617)

Unaudited Consolidating Statement of Operations
For the Three Months Ended March 31, 2008

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$24,976	$45,073	$(1,129)	$68,920
Cost of sales	—	13,624	20,430	(1,129)	32,925
Gross profit	—	11,352	24,643	—	35,995
Operating expenses:
Marketing and selling expenses	—	6,283	8,102	—	14,385
Administration expenses	556	6,816	2,629	—	10,001
Amortization of intangible assets	2,020	—	3,244	—	5,264
Restructuring expenses	—	—	115	—	115
Total operating expenses	2,576	13,099	14,090	—	29,765
Income (loss) from operations	(2,576)	(1,747)	10,553	—	6,230
Other expense (income):
Interest income	(54)	—	(909)	659	(304)
Interest expense	10,770	—	—	(659)	10,111
Other expense (income), net	963	72	(234)	—	801
Total other expense (income)	11,679	72	(1,143)	—	10,608
Income (loss) before income taxes and equity in consolidated subsidiaries	(14,255)	(1,819)	11,696	—	(4,378)
Provision for income taxes	864	744	480	—	2,088
Equity in consolidated subsidiaries	8,653	11,216	—	(19,869)	—
Net income (loss)	$(6,466)	$8,653	$11,216	$(19,869)	$(6,466)

Unaudited Condensed Consolidating Balance Sheet

At December 31, 2007

	Merisant Company	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$12,351	$3,305	$35,384	$—	$51,040
Trade accounts receivable, net of allowance for doubtful accounts	—	18,259	56,151	—	74,410
Other receivables and intercompany receivables	40	5,387	9,060	(5,359)	9,128
Inventories	—	6,038	7,502	—	13,540
Other current assets	1,315	4,734	2,747	—	8,796
Total current assets	13,706	37,723	110,844	(5,359)	156,914
Property and equipment, net	600	16,535	6,374	—	23,509
Trademarks and other intangible assets, less accumulated amortization	58,242	—	102,455	—	160,697
Goodwill, less accumulated amortization	—	107,209	—	—	107,209
Deferred financing costs, less accumulated amortization	9,586	—	—	—	9,586
Other non-current assets	1,822	579	301	—	2,702
Investment in subsidiary and intercompany debt	368,271	264,388	264	(632,659)	264
Total assets	$452,227	$426,434	$220,238	$(638,018)	$460,881
Liabilities
Accounts payable and intercompany payables	$73,743	$11,752	$13,544	$(76,421)	$22,618
Income taxes payable	—	2	1,029	—	1,031
Accrued expenses and other liabilities	12,818	13,474	19,868	—	46,160
Current maturities of long-term obligations	12,119	59	—	—	12,178
Total current liabilities	98,680	25,287	34,441	(76,421)	81,987
Long-term obligations and intercompany debt	416,773	166,144	—	(166,079)	416,838
Other liabilities	5,373	22,202	3,080	—	30,655
Total liabilities	520,826	213,633	37,521	(242,500)	529,480
Stockholder’s Equity (Deficit)
Total stockholder’s equity (deficit)	(68,599)	212,801	182,717	(395,518)	(68,599)
Total liabilities and stockholder’s equity (deficit)	$452,227	$426,434	$220,238	$(638,018)	$460,881

Unaudited Condensed Consolidating Balance Sheet
at March 31, 2008

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$14,159	$3,252	$28,419	$—	$45,830
Trade accounts receivable, net of allowances	—	11,610	59,891	—	71,501
Other receivables and intercompany receivables	42	5,162	9,408	(5,113)	9,499
Inventories	198	5,772	14,732	—	20,702
Other current assets	2,229	4,550	2,904	—	9,683
Total current assets	16,628	30,346	115,354	(5,113)	157,215
Property and equipment, net	600	17,241	7,255	—	25,096
Trademarks and other intangible assets, net	56,222	—	99,211	—	155,433
Goodwill	—	107,209	—	—	107,209
Deferred financing costs, net	8,749	—	—	—	8,749
Other non-current assets	851	522	314	—	1,687
Investment in subsidiary and intercompany debt	378,381	277,580	327	(655,961)	327
Total assets	$461,431	$432,898	$222,461	$(661,074)	$455,716
Liabilities
Accounts payable and intercompany payable	$86,925	$9,181	$13,003	$(88,580)	$20,529
Income taxes payable	—	2	1,297	—	1,299
Accrued expenses and other liabilities	7,192	10,478	21,531	—	39,201
Current maturities of long-term obligations	37,141	59	—	—	37,200
Total current liabilities	131,258	19,720	35,831	(88,580)	98,299
Long-term obligations and intercompany debt	398,124	165,610	—	(165,559)	398,175
Other liabilities	5,267	24,138	3,125	—	32,530
Total liabilities	534,649	209,468	38,956	(254,139)	528,934
Stockholder’s Equity (Deficit)
Total stockholder’s equity (deficit)	(73,218)	223,430	183,505	(406,935)	(73,218)
Total liabilities and stockholder’s equity (deficit)	$461,431	$432,898	$222,461	$(661,074)	$455,716

Unaudited Consolidating Statement of Cash Flows
For the Three months Ended March 31, 2007

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated

Operating activities
Net cash provided by (used in) operating activities	$(17,051)	$2,662	$29,550	$(14,534)	$627
Investing activities
Purchases of property and equipment	—	(158)	(51)	—	(209)
Net cash used in investing activities	—	(158)	(51)	—	(209)
Financing activities
Principal payments on long-term obligations, excluding revolving credit facility	(2,138)	(10)	—	—	(2,148)
Receivable/payable, parent company	18,746	(2,529)	(30,751)	14,534	—
Settlement of loans for purchase of shares in Merisant Worldwide, Inc.	179	—	—	—	179
Net cash provided by (used in) financing activities	16,787	(2,539)	(30,751)	14,534	(1,969)
Effect of exchange rate on cash	—	—	118	—	118
Net increase (decrease) in cash and cash equivalents	(264)	(35)	(1,134)	—	(1,433)
Cash and cash equivalents at beginning of period	782	3,088	19,860	—	23,730
Cash and cash equivalents at end of period	$518	$3,053	$18,726	$—	$22,297

Unaudited Consolidating Statement of Cash Flows
For the Three months Ended March 31, 2008

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated

Operating activities
Net cash provided by (used in) operating activities	$(16,195)	$1,834	$26,320	$(19,869)	$(7,910)
Investing activities
Proceeds from sale of property and equipment	—	—	22	—	22
Purchases of property and equipment	—	(1,574)	(1,248)	—	(2,822)
Net cash used in investing activities	—	(1,574)	(1,226)	—	(2,800)
Financing activities
Borrowings under revolving credit facility	8,000	—	—	—	8,000
Principal payments on long-term obligations, excluding revolving credit facility	(2,570)	(15)	—	—	(2,585)
Receivable/payable, parent company	12,702	(298)	(32,273)	19,869	—
Distribution to shareholder	(150)	—	—	—	(150)
Settlement of loans for purchase of shares in Merisant Worldwide, Inc.	21	—	—	—	21
Net cash provided by (used in) financing activities	18,003	(313)	(32,273)	19,869	5,286
Effect of exchange rate on cash	—	—	214	—	214
Net increase (decrease) in cash and cash equivalents	1,808	(53)	(6,965)	—	(5,210)
Cash and cash equivalents at beginning of period	12,351	3,305	35,384	—	51,040
Cash and cash equivalents at end of period	$14,159	$3,252	$28,419	$—	$45,830

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

Overview

Our company is a worldwide leader in the marketing of low-calorie tabletop sweeteners, with an estimated 22% dollar share as of December 31, 2007 of a stable global retail market, which we estimate at $1.6 billion.  We believe that our company has the leading dollar market share as of December 31, 2007 in almost half of what we estimate as the top twenty markets for low-calorie tabletop sweetener sales.  Our premium-priced brands, Equal® and Canderel®, are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated at between 90% and 95% in our four top markets.  In addition to Equal® and Canderel®, we market our products under 18 other regional brands that enjoy significant brand recognition in their target markets.  We sell our brands in over 90 countries.

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

Our worldwide headquarters is located in Chicago, Illinois, and we have principal regional offices in Mexico City, Mexico, Neuchâtel, Switzerland, and Paris, France.  We own and operate manufacturing facilities in Manteno, Illinois and Zarate, Argentina and own processing lines that are operated exclusively for us at plants located in Bergisch and Stendal, Germany and Bankrason, Thailand.  As of May 14, 2008, we had 19 direct and indirect active subsidiaries, including four subsidiaries in the United States, seven subsidiaries in Europe, five subsidiaries in Mexico, Central America and South America, and three subsidiaries in the Asia Pacific region, including Australia and India.  In addition, our Swiss subsidiary holds a 50% interest in a joint venture in the Philippines.

Our core business continues to be products sweetened with aspartame, and the Equal® and Canderel® tabletop sweetener products accounted for approximately 85% of our net sales in 2007.  The majority of our eighteen other regional brands around the world are also sweetened with aspartame.

Sales Trends and Strategy

Our company’s premium-priced brands had enjoyed a dominant market position among low-calorie sweeteners in many of our key markets.  In recent years, however, we have faced significant competition from McNeil Nutritionals LLC, a subsidiary of Johnson & Johnson (“McNeil”), which markets and distributes the artificial sweetener Splenda®.  Splenda® is sweetened with sucralose, which is produced by Tate & Lyle PLC through a complex chemical process that converts sucrose molecules into a synthetic compound. From December 2002 to December 2007, Splenda®’s dollar share of the United States retail grocery market has grown from approximately 15% to 61% and has surpassed that of Equal® to become the number one premium low-calorie sweetener in the United States.  While we believe that the introduction of Splenda® has increased the size of the market for low-calorie sweeteners in general, our net sales have declined during this period, particularly in North America which had accounted for 46% and 40% of our net sales in 2003 and 2007, respectively.  As a result of declining net sales, we have experienced significant declines in our Bank EBITDA from $110.2 million in 2003 to a low of $67.2 million in 2006, before increasing to $69.9 million in 2007.  For a description of Bank EBITDA and a reconciliation of Bank EBITDA to cash flow from operating activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

We believe that there are opportunities for future growth in the low-calorie tabletop sweetener and sweetened food category and that our company is positioned to pursue these opportunities.  Despite recent declines in net sales, our premium brands Equal® and Canderel® are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated between 90% and 95% in our top four markets.

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

Capital Constraints and Need to Refinance or Restructure

We believe that the development and introduction of new products under our Equal® and Canderel® brands may help to stabilize our core business while innovative, all-natural sweeteners and sweetened food products under our Whole Earth Sweetener Company present growth opportunities for us. However, we may be constrained in our ability to realize fully the value of these new products as a result of our current capital structure. The successful launch of new products and marketing of our core brands requires capital, and we must use a significant portion of our cash flows from operations to service our outstanding debt. We had an aggregate of $435.4 million of long-term debt outstanding at March 31, 2008, including capital lease obligations and borrowings from our revolving credit facility.  We paid $15.2 million in interest costs for the three months ended March  31, 2008, $10.7 million of which represented interest payments on our 9 ½% senior subordinated notes due 2013 (the “Notes”). If we cannot generate cash flows from operations significantly in excess of our debt obligations, we may not have the resources required to fully realize the value of our strategic initiatives.

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

On March 17, 2008, we launched efforts to arrange a new $245 million senior secured credit facility, comprised of $210 million of term loans and a $35 million revolving loan facility (the “New Credit Facility”).  Under the terms contemplated, we anticipated that we would have had more flexibility under its covenants to further stabilize our core business, pursue our growth initiatives and address the challenges of our current capital structure.  On April 2, 2008, we ceased refinancing efforts due to adverse market conditions that prevented us from obtaining favorable terms.  We may engage in discussions from time to time with our noteholders on ways to restructure all or part of our other debt obligations.

Results of Operations

For each of the periods discussed below, the information set forth under the caption “Consolidated Results” represents an overview of our company’s results of operations on a consolidated basis. Additional detail regarding the results of operations can be found under the caption “Segment Results” for each period discussed below.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table sets forth certain of our company’s financial data for the three month periods ended March 31, 2007 and 2008 (totals may not foot due to rounding).

	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2008	2007	2008	Better/(Worse) than Prior Year
	(in millions)		As% of Net Sales		Dollars	%
Net sales	$69.3	$68.9	100%	100%	$(0.4)	(1)%
Cost of sales	30.7	32.9	44%	48%	(2.2)	(7)%
Gross profit	38.6	36.0	56%	52%	(2.6)	(7)%
Operating expenses:
Marketing and selling expenses	15.2	14.4	22%	21%	0.9	6%
Administration expenses	11.9	10.0	17%	15%	1.9	16%
Amortization of intangible assets	5.7	5.3	8%	8%	0.5	8%
Restructuring expenses	0.6	0.1	1%	0%	0.4	80%
Total operating expenses	33.4	29.8	48%	43%	3.6	11%
Income from operations	5.2	6.2	7%	9%	1.0	21%
Other expenses (income):
Interest income	(0.2)	(0.3)	(0)%	(0)%	0.1	48%
Interest expense	12.0	10.1	17%	15%	1.9	16%
Other expense (income), net	0.1	0.8	0%	1%	(0.7)	(476)%
Total other expenses	11.9	10.6	17%	15%	1.4	11%
Loss before income taxes	(6.8)	(4.4)	(10)%	(6)%	2.7	(35)%
Provision for income taxes	1.8	2.1	3%	3%	(0.2)	(13)%
Net loss	$(8.6)	$(6.5)	(12)%	(9)%	$2.1	25%

Consolidated Results

Net sales. Overall, net sales declined slightly in the first quarter of 2008 compared to the first quarter of 2007.  The decline was related to lower sales in North America and Asia Pacific offset by higher sales in EAME and Latin America.  In North America, net sales declined as a result of a decline in consumer consumption and a decline in inventory levels maintained by our distributor in the food service channel.  These negative impacts on net sales were slightly offset by decreased trade marketing spending.  In Asia Pacific, we had high net sales in the first quarter of 2007 related to shipments to new distributors to establish beginning inventory levels which did not repeat in 2008.  Offsetting these declines were improved performance in the EAME and Latin America regions along with the consolidated sales impact of the devaluation of the U.S. dollar and the resulting currency translation impact which accounted for approximately $3.7 million of net sales.  In the EAME region, the UK sales continued the momentum achieved in the second half of 2007 as the impact of the late 2006 diversion has subsided.  Additionally, Belgium sales increased partially as a result of strong consumer market trends.  In Latin America, Mexico reported unusually low sales in the first quarter of 2007 as we converted to a direct distribution model, while in the first quarter of 2008 we continued to experience the steady sales trend that was reported in the second half of 2007.

Cost of sales. Cost of sales increased, despite the slight decline in sales, due to sales increases in lower margin products, such as contract manufacturing, the impact of purchasing product in euro for sales in countries with weaker currencies and unfavorable raw material purchase prices.  Overall, gross profit as a percentage of net sales declined from 56% for the three months ended March 31, 2007 to 52% for the three months ended March 31, 2008 due to the increases in costs discussed above as well as increased trade marketing in France.

Operating expenses. Marketing and selling expenses decreased due to lower brand support in EAME and Asia Pacific as well as lower brand support, lower commissions and lower performance based incentives in North America.  These favorable impacts were partially offset by higher brand support in the Latin American region, unfavorable currency impacts and increased costs related to our new product launch.  Administration expenses decreased mainly due to lower litigation and consulting costs.

During the first quarter of 2008, we continued our restructuring initiatives to improve both financial results and the long-term value of the business. As a result of these actions, we recorded restructuring charges for workforce reductions of $0.1 million in the first quarter of 2008 as compared to $0.6 million in the first quarter of 2007. The restructuring charges incurred in the first quarter of 2008 relate primarily to continuing provisions for previously notified employees being recorded over their stay periods and are expected to be substantially paid by September 30, 2008. Additional information regarding restructuring charges and the related liability can be found in Note 3 to the unaudited consolidated financial statements located elsewhere in this document.

Interest. Our interest expense decreased as a net result of lower interest bearing loans under our Amended and Restated Credit Agreement compared to the higher interest bearing loans under our Second Lien Credit Agreement, as well as overall decreases in interest rates on variable interest debt instruments.  Our borrowings under the Senior Credit Agreement and Second Lien Credit Agreement had a weighted average interest rate of approximately 10.3% per annum upon the closing of the Second Lien Credit Agreement.  In May 2007, we refinanced and therefore terminated the Second Lien Credit Agreement as described below.

Other expense, net. The $0.7 million increase in other income/expense, net from the first quarter of 2007 compared to the first quarter of 2008 is related to the difference in the respective period’s currency losses on the euro-denominated debt.  The loss was $0.3 million in the three months ended March 31, 2007 versus $1.0 million in the three months ended March 31, 2008.

Taxes. For the three months ended March 31, 2008, we recorded a $2.1 million tax provision on a loss before income taxes of $4.4 million. The unusual relationship of our tax provision to the pre-tax loss in the first quarter of 2008 relates to a combination of factors. These factors include increased tax loss carryforwards, primarily generated in the United States, for which we have not recorded a tax benefit, as well as provisions for future tax costs which may be incurred upon the potential repatriation of certain 2008 foreign earnings that are not deemed to be permanently reinvested.  With regard to the deferred income tax assets on the tax loss carryforwards, we determined that we have not satisfied the “more likely than not” test and we increased our total valuation allowance by $0.5 million in the first quarter of 2008 to a total of $70.0 million. We will continue to assess the valuation allowances, and, to the extent we determine that such allowances are no longer required, these deferred income tax assets will be recognized in the future.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each reportable segment (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Three Months Ended March 31,		Better/(Worse) than Prior Year		Three Months Ended March 31,		Better/(Worse) than Prior Year
	2007	2008	$	%	2007	2008	$	%
	(in millions)				(in millions)

North America (2)	$28.9	$23.2	$(5.8)	(20)%	$10.3	$6.2	$(4.1)	(40)%
Operating EBITDA Margin					36%	27%	(9)%
EAME	26.6	32.2	5.6	21%	7.0	10.6	3.6	52%
Operating EBITDA Margin					26%	33%	6%
Latin America	5.3	7.6	2.3	44%	1.1	2.2	1.1	101%
Operating EBITDA Margin					21%	29%	8%
Asia/Pacific	8.5	5.9	(2.6)	(31)%	4.1	2.5	(1.6)	(39)%
Operating EBITDA Margin					48%	42%	(6)%

(1)   “Operating EBITDA” as used with respect to our operating segments is a measure upon which we assess the financial performance of these segments. Operating EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as restructuring expenses, certain significant charges related to new product development and launch costs, certain litigation costs, cost related to the transition to a new exclusive distributor in the United States and certain other non-cash items. Our definition of Operating EBITDA largely mirrors the definition of Bank EBITDA under our Senior Credit Facility.  That definition changed in the May 2007 amendment of those credit facilities, and that change is reflected prospectively in our computation of Operating EBITDA for the 2007 period.  See Note 2 to the unaudited consolidated financial statements for a description of Operating EBITDA and a reconciliation of Operating EBITDA to income (loss) before income taxes. Operating EBITDA margin represents Operating EBITDA as a percentage of net sales.

(2)   North America segment results exclude immaterial sales and $1.3 million of negative Operating EBITDA related to a new product launch which management evaluates separately from this geographical segment for the three month period ended March 31, 2008.

North America

Net sales.  In North America, net sales declined due to decreased sales volume and consumer consumption in the club, foodservice, and retail channels slightly offset by decreased trade marketing spending.   The timing of our promotional activities in the club channel varied when compared to 2007 resulting in lower shipments in the three months ended March 31, 2008 compared to the same period in 2007.  Our distributor inventory levels were higher than usual at December 31, 2007 in the foodservice channel which resulted in a decrease in shipments during the first quarter of 2008 compared to the first quarter of 2007.

On January 29, 2008, we delivered notice to ACH that the distribution agreement between Merisant US, Inc. and ACH would terminate on July 27, 2008 with respect only to the retail grocery channel.  We have partially terminated the distribution agreement so that we can pursue a direct distribution model for retail customers in the United States.  We will handle order processing, warehousing and trade marketing internally and through a third-party broker and logistics providers for retail grocery and drug customers in the United States which we anticipate will reduce our operating costs,  improve the efficiency of our inventory management and distribution capabilities, and provide more transparency in customer relations.  On March 4, 2008, Merisant and ACH agreed that Merisant will pay $0.3 million  to ACH and that commissions will not increase in connection with the partial termination of the distribution agreement.  This expense is included in operating expenses for the three months ended March 31, 2008.

Operating EBITDA. The decrease in Operating EBITDA and Operating EBITDA margin were primarily related to the margin impact of lower net sales and unfavorable sales mix.  These unfavorable impacts were partially offset by lower overall brand support, commissions and lower sales and marketing administration costs.

EAME

Net sales. In the EAME region, the increase in net sales was driven primarily by the UK and Belgium along with the positive currency translation impact. In the first quarter of 2007, as a result of diversion of product into the retail channel we discontinued sales to certain distributors in an effort to stop the diversion.  In the first quarter of 2008, sales in the UK continued to perform at levels realized in the second half of 2007 after stopping the diversion of product.  In Belgium, our distributor carried higher inventories than expected at December 31, 2006, negatively impacting sales in the first quarter of 2007 and thus reflecting a favorable quarter to quarter comparison along with recent market strengthening.   Continued softness in consumer demand as well as increased trade spending reduced sales in France.  The devaluation of the U.S. dollar and the resulting currency translation effect on our financial statements accounted for approximately $2.9 million of the net sales increase in the EAME region.

Operating EBITDA.  Operating EBITDA increased mainly due to higher net sales and lower brand support in France and the UK, along with reduced general administrative costs due mainly to savings from restructuring actions and facility related changes in France.  The increase in Operating EBITDA margin was primarily due to higher sales driven by the UK favorable sales variances and reduced selling and general and administrative costs offset by a slight decrease in gross margin as a percent of sales.

Latin America

Net sales.  Improved sales in the first quarter of 2008 relates primarily to our transition in Mexico from a distributor model to a direct model in the first quarter of 2007 which resulted in lower sales, in part because of delayed shipments.  During the first quarter of 2008, our Mexico operations achieved sales at levels comparable to the level of sales achieved prior to the change in distribution models.   In addition, Argentina sales volume increased due to shipments for upcoming sales promotions.

Operating EBITDA. Operating EBITDA and Operating EBITDA margin increased due to the positive impact of higher sales.

Asia/Pacific

Net sales. Net sales in the Asia/Pacific region decreased primarily due to unusually high sales in the first quarter of 2007 related to shipments to new distributors in Australia and India to establish beginning inventory levels which did not repeat in 2008.

Operating EBITDA. Operating EBITDA and Operating EBITDA margin decreased primarily due to the decreased sales coupled with higher cost of goods sold and lower brand support against significantly lower sales.

Corporate Expenses

Corporate expenses decreased from $9.3 million in the first quarter of 2007 to $6.2 million in the first quarter of 2008, primarily due to lower litigation costs relating to our lawsuit against McNeil and costs relating to our Sweet Simplicity® line that were excluded from corporate expenses in the first quarter of 2008 but included in corporate expenses in the first quarter of 2007 as required by our EBITDA definition in effect for the period.  These decreases were offset by higher facility related expenses in the first quarter of 2008.

Liquidity and Capital Resources

Our liquidity needs are primarily met through internally generated cash flow supplemented in 2007 by a one-time  payment received pursuant to an agreement with a third party. As needed, we also borrow money under the revolving credit facility of the Amended and Restated Credit Agreement.  Our primary uses of cash are cost of sales, operating expenses, debt service, capital expenditures and distributions to our stockholder. Foreign subsidiaries generated approximately 59% of consolidated net sales during the year ended December 31, 2007, and we have relied upon the repatriation of cash from our foreign subsidiaries to satisfy many of our domestic cash requirements. Historically, we had received a vast majority of funds from foreign subsidiaries through our Swiss subsidiary in the form of payments pursuant to a promissory note. This promissory note was repaid in full in January 2006. On March 30, 2006, we issued a revolver note to our Swiss subsidiary, which will mature in 2011. We may borrow up to $200 million from our Swiss subsidiary during the term of the revolver note, and we expect to repatriate cash to the United States through borrowings under this revolver note. The principal balance relating to this revolving note as of March 31, 2008 was $78 million.

We had $45.8 million of cash and cash equivalents as of March 31, 2008 compared to $51.0 million of cash and cash equivalents at December 31, 2007.  The decrease is related to scheduled debt and interest payments along with first quarter operating cash expenditures.  The decrease was offset with $8.0 million in borrowings from our revolving credit facility. We were required to prepay $15.2 million of the principal amount of term loans outstanding under our Amended and Restated Credit Agreement five business days after filing our Annual Report with excess cash as required and calculated under the terms of our Amended and Restated Credit Agreement.  This prepayment was made on April 4, 2008 and decreased our cash balance accordingly.

Accounts receivable levels, time to payment and inventory levels impact the amount of internally generated cash flow. The following table shows information with respect to accounts receivable and inventory as of December 31, 2007 and March 31, 2008.  Accounts receivable decreased in the three months ended March 31, 2008 primarily due to higher sales in the fourth quarter of 2007 compared to the first quarter of 2008 and timing of collection from ACH, our largest customer.  Inventory levels increased in the three months ended March 31, 2008 as compared to December 31, 2008, primarily due to planned increases in finished goods quantities on hand in our foreign subsidiaries related to supply chain sychronization efforts to decrease lead times.

	December 31, 2007	March 31, 2008

Accounts receivable (in millions)	$74.4	$71.5
Days sales outstanding	92	89
Inventory (in millions)	$13.5	$20.7
Days sales in inventory	38	57

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

For the three months ended March 31, 2008, net cash used by operating activities was $7.9 million compared to cash provided of $0.6 million for the three months ended March 31, 2007. Operating cash flows decreased $8.5 million versus the three months ended March 31, 2007, due to a decrease in the contribution from working capital of $11.0 million and increased net income after adjusting for non-cash items of $2.5 million.

Net cash used in investing activities totaled $2.8 million for the three months ended March 31, 2008 compared to $0.2 million for the three months ended March 31, 2007 due to increased spending on capital expenditures.

For the three months ended March 31, 2008, financing activities provided $5.3 million in cash as compared to using $2.0 million in cash for the three months ended March 31, 2007.  For the three months ended March 31, 2008, we used cash to pay our scheduled principal payments under the Amended and Restated Credit Agreement and borrowed $8 million under our revolving credit facility.   In the three months ended March 31, 2007, we used cash to pay our scheduled principal payments under the Amended and Restated Credit Agreement.  In addition, distributions of $0.2 million were made to our sole stockholder in the first quarter of 2008 for the purpose of paying administrative expenses.  Borrowings under our revolving loan facility were $0 at December 31, 2007 and $8 million at March 31, 2008.

Capital Expenditures

Capital expenditures in 2008 are expected to be in the range of $21 million to $24 million, relating to forecasted purchases of equipment and capital improvements necessary to further optimize our manufacturing operations. We believe that internally generated cash flow, together with borrowing available under the Amended and Restated Credit Agreement, will be sufficient to fund capital expenditures during the remainder of 2008. We anticipate that we will seek to refinance our existing Amended and Restated Credit Agreement prior to the scheduled maturity of our revolver credit facility in January 2009. If we are unable to obtain a new revolver credit facility or extend the maturity of our current credit facility we may be required to reduce our planned capital expenditures for 2009.

Financing

On July 11, 2003, we issued $225.0 million principal amount of the Notes and refinanced our credit facility with the Senior Credit Agreement.  A portion of the proceeds of the Notes and the Senior Credit Agreement were used to pay a dividend to our sole stockholder. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of our company. The Notes mature on July 15, 2013. The stated rate of interest for the Notes is 9 1/2% per annum. Interest is payable semi-annually in arrears on January 15th and July 15th.

The Senior Credit Agreement, as of March 31, 2008, provides for aggregate commitments of up to $310.0 million, consisting of a revolving loan facility of $35.0 million, of which a portion is available at our option in euro or dollars or in the form of letters of credit denominated in dollars or euro, as well as term loan facilities of $275.0 million, consisting of a euro Term Loan A of an original amount of $50.0 million, and a Term Loan B of an original amount of $225.0 million, denominated in dollars. The euro Term Loan A and the revolving loan facility mature in 2009 while the Term Loan B matures in 2010. The Senior Credit Agreement is guaranteed by our sole stockholder and each of our domestic subsidiaries. The Senior Credit Agreement and the guarantees of the guarantors are secured by a first-priority security interest in substantially all of our assets and the assets of the guarantors.

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

Upon closing of the above transaction and execution of the related amendment, the interest rate on all term loans and revolving loans outstanding under the Amended and Restated Credit Agreement increased from euro-LIBOR and LIBOR plus 325 basis points per annum to euro-LIBOR and LIBOR plus 350 basis points per annum.  As a result of the termination of the Second Lien Credit Facility, our effective interest rate on variable interest rate debt decreased from 10.63% per annum prior to the closing of this transaction to 8.73% per annum subsequent to this transaction.  As of March 31, 2008, we had $208.8 million in borrowings outstanding under the Amended and Restated Credit Agreement with an effective interest rate of 7.31%.  As a result of the $15.2 million prepayment of term loans under the Amended and Restated Credit Agreement and a reduction of the LIBOR, we anticipate that our cash interest expense will decrease by approximately $4 million for the year ending December 31, 2008 compared to the year ended December 31, 2007.

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

•                                          any cash expenses incurred in connection with any waiver of a Default or Event of Default and any amendment to the Amended and Restated Credit Agreement;

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

Bank EBITDA for the three months ended March 31, 2008 under the Amended and Restated Credit Agreement was $15.3 million as compared to $16.1 million for the three months ended March 31, 2007, adjusted to reflect litigation costs and Sweet Simplicity® product launch costs on a comparable basis with the current definition of Bank EBITDA.  We were in compliance with the covenants under the Amended and Restricted Credit Agreement at March 31, 2008.

The following table illustrates the reconciliation of Bank EBITDA to cash flow from operating activities, which management believes is the most nearly equivalent GAAP measure:

Three Months Ended March 31, 2008
(in millions)
Net cash used by operating activities	$(7.9)
Provision for income taxes, net of deferred income tax provision	0.7
Interest expense, net of non-cash interest expense	9.0
Restructuring expenses (a)	0.6
Other non-cash items	1.8
Equity in (income) loss of affiliates	0.1
Net change in operating assets and liabilities	11.0
Bank EBITDA	$15.3

(a)                                 The charges principally relate to continuing provisions for previously notified employees and specified project implementation costs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Operations

With approximately 57 % and 65% of consolidated total net sales generated by subsidiaries outside of the United States in the three months ended March 31, 2007 and March 31, 2008, respectively, our ability to obtain funds necessary to meet our domestic obligations is subject to applicable laws, foreign taxes and intercompany pricing laws, including those relating to the flow of funds between our foreign affiliates pursuant to, for example, purchase agreements, licensing agreements or other arrangements.  Historically, we received a vast majority of funds from foreign affiliates through our Swiss subsidiary in the form of payments pursuant to a promissory note.  The note was repaid in full in January 2006. On March 30, 2006, we issued a revolver note to our Swiss subsidiary, which will mature in 2011. We may borrow up to $200 million from our Swiss subsidiary during the term of the revolver note.  We are repatriating cash to the United States through borrowings under this revolver note, which total $78 million as of March 31, 2008. Regulators in the United States and other foreign countries where we operate may closely monitor our corporate structure and how it effects intercompany fund transfers.

In addition, as of March 31, 2008, foreign affiliates comprised approximately 49% of our consolidated total assets.

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

A significant portion of our debt bears interest at a fixed rate.  Interest rate exposure results from our floating rate borrowings. For the three months ended March 31, 2008, a 1.0% per annum increase or decrease in interest rates would have resulted in an increase or decrease in cash interest costs for our variable rate term loans of approximately $2.1 million.

In the normal course of business, we identify risks relating to foreign currency exchange rates and interest rates and mitigate their financial impact through corporate policies and, at times, through the use of derivative financial instruments.  We use derivatives only where there is an underlying exposure and do not use them for trading or speculative purposes. The counter parties to the hedging activities would be highly rated financial institutions. We did not have any foreign currency forward exchange contracts or interest rate derivatives outstanding at March 31, 2008.

Inflation Risk

Inflation is not expected to have a material impact on our business, financial condition or results of operations.  In markets outside the United States in countries with higher inflation, we generally have been able to offset the impact of inflation through a combination of cost-cutting measures and price increases.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision of the Chief Executive Officer and Vice President, Finance, Controller (Principal Financial Officer), of the effectiveness as of March 31, 2008 of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

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

Item 1A.  Risks Related to Our Business

The most significant risk factors applicable to our company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in our report on Form 10-K.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certificate of Paul Block pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

31.2	Certificate of Julie Wool pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

32.1	Certificate of Paul Block pursuant to 18 U.S.C. Section 1350.

32.2	Certificate of Julie Wool pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERISANT COMPANY

Date: May 14, 2008	By:	/s/ Julie Wool
Julie Wool
Vice President, Finance, Controller
(on behalf of the Company and in capacity
of principal financial officer)