Form 10-Q
period 2008-06-30
MERISANT CO
filed 2008-08-13
CIK 1270597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 13, 2008, the registrant had 100 shares of common stock, par value $0.01 per share, outstanding, all of which were owned by Merisant Worldwide, Inc.

This Quarterly Report is being filed pursuant to a requirement contained in the indenture governing Merisant Company’s 9 1/2% Senior Subordinated Notes due 2013.

MERISANT COMPANY

INDEX TO REPORT

FOR THE QUARTER ENDED JUNE 30, 2008

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements of Merisant Company

MERISANT COMPANY
Unaudited Consolidated Balance Sheets
(Dollars In Thousands, Except Per Share Amount)

	At December 31, 2007	At June 30, 2008
ASSETS
Cash and cash equivalents	$51,040	$12,737
Trade accounts receivable, net of allowances of $854 and $803, respectively	74,410	66,421
Other receivables	9,128	12,672
Inventories	13,540	26,523
Prepaid expenses and other assets	6,206	5,529
Current portion of note receivable from director	970	1,970
Deferred income tax assets	1,620	1,721
Total current assets	156,914	127,573
Property and equipment, net	23,509	28,622
Trademarks and other intangible assets, less accumulated amortization and impairment of $164,022 and $174,550, respectively	160,697	153,205
Goodwill	107,209	107,209
Deferred financing costs, less accumulated amortization of $10,052 and $11,726, respectively	9,586	8,011
Non-current portion of note receivable from director	1,822	881
Investment in equity affiliate	264	373
Other non-current assets	880	1,354
Total assets	$460,881	$427,228
LIABILITIES AND STOCKHOLDER’S DEFICIT
Accounts payable	$22,618	$18,768
Income taxes payable	1,031	817
Accrued interest expense	12,727	11,809
Accrued trade marketing and consumer promotions	14,353	17,379
Accrued incentives	8,024	3,230
Accrued expenses and other liabilities	11,056	12,259
Current maturities of long-term obligations	12,178	13,943
Total current liabilities	81,987	78,205
Long-term obligations, net of current maturities	416,838	397,738
Deferred income tax liabilities	23,701	26,060
Other liabilities	6,954	8,206
Total liabilities	529,480	510,209
Commitments and contingencies (Note 7)
Stockholder’s Deficit:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Due for purchase of shares in Merisant Worldwide, Inc.	(107)	(64)
Retained deficit	(65,454)	(82,535)
Accumulated other comprehensive loss	(3,038)	(382)
Total stockholder’s deficit	(68,599)	(82,981)
Total liabilities and stockholder’s deficit	$460,881	$427,228

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT COMPANY
Unaudited Consolidated Statements of Operations and

Comprehensive Income (Loss)
(Dollars In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net sales	$71,090	$67,046	$140,403	$135,966
Cost of sales	31,860	32,904	62,602	65,829
Gross profit	39,230	34,142	77,801	70,137
Operating expenses:
Marketing and selling expenses	17,034	19,431	32,281	33,816
Administration expenses	13,419	8,742	25,294	18,743
Amortization of intangible assets	5,727	5,264	11,454	10,528
Restructuring expenses	314	993	874	1,108
Total operating expenses	36,494	34,430	69,903	64,195
Income (loss) from operations	2,736	(288)	7,898	5,942
Other expense (income):
Interest income	(160)	(154)	(365)	(458)
Interest expense	11,448	9,504	23,447	19,615
Costs of refinancing	5,791	—	5,791	—
Other expense (income), net	(30,218)	(167)	(30,079)	634
Total other expense (income)	(13,139)	9,183	(1,206)	19,791
Income (loss) before income taxes	15,875	(9,471)	9,104	(13,849)
Provision for income taxes	1,854	994	3,700	3,082
Net income (loss)	$14,021	$(10,465)	$5,404	$(16,931)

Net income (loss) from above	$14,021	$(10,465)	$5,404	$(16,931)
Other comprehensive income	408	680	711	2,656
Total comprehensive income (loss)	$14,429	$(9,785)	$6,115	$(14,275)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT COMPANY
Unaudited Consolidated Statement of Stockholder’s Deficit
(Dollars In Thousands)

	Common Stock	Due for Purchase of Shares in Merisant Worldwide, Inc.	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2007	$—	$(107)	$(65,454)	$(3,038)	$(68,599)
Foreign currency translation adjustment	—	—	—	2,656	2,656
Distribution to Merisant Worldwide, Inc.	—	—	(150)	—	(150)
Settlement of loans for purchase of shares in Merisant Worldwide, Inc.	—	43	—	—	43
Net loss	—	—	(16,931)	—	(16,931)
Balance at June 30, 2008	$—	$(64)	$(82,535)	$(382)	$(82,981)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT COMPANY
Unaudited Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Six Months Ended June 30,
	2007	2008
Operating Activities
Net income (loss)	$5,404	$(16,931)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,329	2,275
Amortization of intangible assets	11,454	10,528
Amortization of deferred financing costs	1,686	1,675
Write off of deferred financing costs	3,241	—
Euro-denominated loan foreign exchange loss	503	992
Equity in income of affiliate	(88)	(108)
Deferred income tax provision	2,318	2,297
Changes in operating assets and liabilities, (net of business acquisition):
Trade accounts receivable	5,454	9,773
Other receivables	(1,575)	(3,175)
Inventories	(996)	(11,643)
Prepaid expenses and other assets	(332)	260
Accounts payable	7,945	(4,528)
Accrued expenses and other	(4,397)	(2,721)
Net cash provided by (used in) operating activities	33,946	(11,306)
Investing Activities
Proceeds from sale of property and equipment	183	28
Purchase of business	—	(3,400)
Purchases of property and equipment	(859)	(5,692)
Net cash used in investing activities	(676)	(9,064)
Financing Activities
Net borrowings under revolving credit facility	—	2,000
Borrowings under long-term obligations	85,000	11
Principal payments on long-term obligations	(89,284)	(20,317)
Payment of deferred financing costs	(2,539)	(100)
Distributions to stockholder	(100)	(150)
Settlement of loans for purchase of shares in Merisant Worldwide, Inc.	449	43
Net cash used in financing activities	(6,474)	(18,513)
Effect of exchange rate on cash and cash equivalents	383	580
Net increase (decrease) in cash and cash equivalents	27,179	(38,303)
Cash and cash equivalents at beginning of period	23,730	51,040
Cash and cash equivalents at end of period	$50,909	$12,737

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

2.                        Segment Information

The Company manufactures and markets primarily low-calorie tabletop sweeteners globally. Therefore, the Company’s reportable segments are organized and managed principally by geographic region:  North America; Europe/Africa/Middle East, referred to as EAME; Latin America; and Asia/Pacific. The Company’s management reviews Operating EBITDA to evaluate segment performance and allocate resources. Operating EBITDA consists of segment earnings before interest expense, income tax expense, depreciation and amortization as well as items such as expenses related to restructuring charges, certain significant charges related to new product development and launch costs, certain litigation costs and certain other non-cash or excludable charges or losses. Other expense (income), net, as reported in the unaudited consolidated financial statements, is included in Operating EBITDA of the respective reportable segments, except for the portion of other expense (income), net that relates to the foreign currency transaction gains or losses associated with the Company’s euro-denominated debt (see Note 5) and unrealized gains or losses on derivative instruments. Corporate expenses include corporate staff and related amounts. Corporate expenses, interest and other expenses and the provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment performance reviewed by management. The Company launched a new product line in North America in the first quarter of 2006 which management evaluates and manages separately from its other North American operations. As such, this item is also excluded from the measure of segment performance reviewed by management. The Company’s definition of Operating EBITDA is largely driven by similar definitions of Bank EBITDA under its primary credit facilities.  The definition of Bank EBITDA was adjusted in the May 2007 amendment of those facilities and that change is reflected prospectively in the Company’s computation of Operating EBITDA.  The Company’s assets, which are principally in the United States and Europe, are also managed geographically. A summary of the Company’s results of operations by reportable segment for the three and six months ended June 30, 2007 and 2008 is as follows:

For the Three Months Ended June 30, 2007

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$27,591	$30,081	$8,050	$5,375	$71,097
Plus: Net sales related to new product launch					(7)
Total consolidated net sales					$71,090

Operating EBITDA	$10,123	$8,730	$1,906	$1,366	$22,125
Less (plus):
Corporate expenses					7,593
Restructuring expense					314
Depreciation expense					1,771
Amortization expense					5,727
Currency loss on euro debt					202
Loss related to new product launch					995
Litigation costs and lease termination charge excludable from Operating EBITDA					2,542
Gain from receipt of one-time payment excludable from Operating EBITDA					(30,000)
Other non-cash expense					27
Other income, net					30,218
Income from operations					2,736
Interest expense, net					11,288
Costs of refinancing					5,791
Other income, net					(30,218)
Income before income taxes					$15,875

For the Three Months Ended June 30, 2008

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$23,808	$30,296	$9,068	$3,902	$67,074
Plus: Net sales related to new product launch					(28)
Total consolidated net sales					$67,046

Operating EBITDA	$8,722	$5,962	$981	$(122)	$15,543
Less (plus):
Corporate expenses					5,326
Restructuring and specified project implementation costs					2,268
Depreciation expense					1,049
Amortization expense					5,264
Currency loss on euro debt					31
Loss related to new product launch					1,722
Expenses (income) related to credit agreement amendments and waivers					(31)
Other non-cash expense					35
Other expense, net					167
Income from operations					(288)
Interest expense, net					9,350
Other expense, net					(167)
Loss before income taxes					$(9,471)

For the Six Months Ended June 30, 2007

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$56,528	$56,657	$13,347	$13,903	$140,435
Plus: Net sales related to new product launch					(32)
Total consolidated net sales					$140,403

Operating EBITDA	$20,405	$15,707	$3,000	$5,457	$44,569
Less (plus):
Corporate expenses					13,974
Restructuring expense					874
Depreciation expense					3,329
Amortization expense					11,454
Currency loss on euro debt					503
Loss related to new product launch					1,538
Other non-cash charge and net gain excludable from Operating EBITDA					4,869
Gain from receipt of one-time payment excludable from Operating EBITDA					(30,000)
Other non-cash expense					51
Other income, net					30,079
Income from operations					7,898
Interest expense, net					23,082
Costs of refinancing					5,791
Other income, net					(30,079)
Income before income taxes					$9,104

For the Six Months Ended June 30, 2008

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$47,002	$62,478	$16,703	$9,796	$135,979
Plus: Net sales related to new product launch					(13)
Total consolidated net sales					$135,966

Operating EBITDA	$14,937	$16,542	$3,182	$2,378	$37,039
Less (plus):
Corporate expenses					11,529
Restructuring and specified project implementation costs					2,879
Depreciation expense					2,275
Amortization expense					10,528
Currency loss on euro debt					992
Loss related to new product launch					3,028
Expenses related to credit agreement amendments and waivers					435
Other non-cash expense					65
Other expense, net					(634)
Income from operations					5,942
Interest expense, net					19,157
Other expense, net					634
Loss before income taxes					$(13,849)

3.                        Restructuring Expenses

During the six months ended June 30, 2008, the Company continued to evaluate opportunities to increase efficiency and reduce costs. This review resulted in the continuation of workforce reductions and planned changes in the Company’s global business model. These actions are designed to improve both financial results and the long-term value of the business. Restructuring expenses for workforce reductions of $314 and $993 were recorded for the three months ended June 30, 2007 and June 30, 2008, respectively, and $874 and $1,108 were recorded for the six months ended June 30, 2007 and 2008, respectively.  The 2008 charges principally related to planned termination costs for employees including charges related to 7 additional personnel that were notified of their termination during the six months ended June 30, 2008.   Severance payments and benefits are scheduled to be made over the next six months.

Reconciliation of the restructuring liability at June 30, 2008 is as follows:

Restructuring liability at December 31, 2007	$182
Restructuring expenses for the six months ended June 30, 2008	1,108
Cash payments for the six months ended June 30, 2008	(920)
Restructuring liability at June 30, 2008	$370

The restructuring liability at December 31, 2007 and June 30, 2008 is included in the line item “Accrued expenses and other liabilities” in the accompanying consolidated balance sheets.

The following table represents restructuring expenses included in each segment and corporate expenses for the three and six months ended June 30, 2007 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
North America	$—	$—	$—	$—
EAME	180	822	298	822
Latin America	22	8	86	8
Asia/Pacific	112	16	330	131
Corporate	—	147	160	147
Total	$314	$993	$874	$1,108

4.                        Inventories

Inventories consisted of the following at December 31, 2007 and June 30, 2008:

	December 31, 2007	June 30, 2008
Raw materials and supplies	$5,767	$5,977
Work in process	383	1,058
Finished goods	7,924	20,324
Inventory obsolescence reserves	(534)	(836)
Total	$13,540	$26,523

The increase in finished goods is due to planned build up of contingency stock related to upcoming changes in our foreign manufacturing operations as described further in Note 7.

5.                        Debt

The Company and its parent, Merisant Worldwide, Inc. (“Merisant Worldwide”), are highly leveraged. At June 30, 2008, Merisant Worldwide and its subsidiaries, including the Company, had $542,756 of long-term debt outstanding, consisting of $131,179 aggregate principal amount of Merisant Worldwide’s 12 ¼% senior subordinated discount notes due 2014 (the “Discount Notes”), $225,000 aggregate principal amount of the Company’s 9 ½% senior subordinated notes due 2013 (the “Notes”), $186,577 aggregate principal amount outstanding under the Company’s senior credit agreement (the “Senior Credit Agreement”), excluding capital lease obligations of $104 and unused commitments on the revolving portion of the Senior Credit Agreement of $31,000.

At June 30, 2008, borrowings under the Senior Credit Agreement included $10,131 (“Term A”) aggregate principal amount of term loans bearing annual interest of 8.35%, $174,446 (“Term B”) aggregate principal amount of term loans bearing annual interest of 6.40% and $2,000 aggregate principal amount in revolver commitments. The Term A loans are euro-denominated and are translated into U.S. dollars at the spot rate as of June 30, 2008.

The Term A loans and the revolver commitment are scheduled to terminate in January 2009 and all amounts there under are scheduled to be repaid.  Most of the Term B loans ($171,803) are due at its final maturity in January 2010. Additionally, interest on Merisant Worldwide’s Discount Notes will become payable in cash commencing on May 15, 2009.  Semiannual interest payments of $8.6 million are required.  The indenture governing the Notes limits the Company’s ability to pay dividends or loan cash to Merisant Worldwide, which has no operations of its own.

On June 23, 2006, the Company entered into an $85,000 senior secured term loan agreement (the “Second Lien Credit Agreement”), the borrowings under which were secured by a second lien on all the assets that secured loans outstanding under the then existing Senior Credit Agreement.  The Second Lien Credit Agreement consisted of an aggregate of $85,000 principal amount of term loans, the net proceeds of which were used to prepay $9,540 of euro-denominated Term A loans, prepay $53,320 of Term B loans and to repay $15,000 of revolving loans, in each case, outstanding under the Senior Credit Agreement.

On May 9, 2007, the Company, Merisant Worldwide and certain of the Company’s subsidiaries entered into the Amended and Restated Credit Agreement, which, among other things, increased by $85,000 the principal amount of Term B loans that may be borrowed by the Company under the Senior Credit Agreement.  The Company paid $2,505 in fees and expenses related to this amendment and restatement which it deferred and is amortizing over the term of the related debt. Upon closing, the Company borrowed the full $85,000 of additional Term B loans available under the Amended and Restated Credit Agreement and used the proceeds plus cash on hand to prepay the principal of all loans outstanding under the Second Lien Credit Agreement totaling $85,000, plus all outstanding interest of $1,438 and a premium of $2,550, or $88,988.  The Second Lien Credit Agreement was terminated as a result of the transaction and there was no increase in the Company’s long-term debt as a result of this transaction.  In addition to the incurrence of fees, this transaction also resulted in a write-off of existing deferred financing fees relating to the extinguishment of previously outstanding debt under the Second Lien Credit Agreement of $3,241.

Upon closing of the above transaction and execution of the related amendment, the interest rate on all term loans and revolving loans outstanding under the Amended and Restated Credit Agreement increased from euro-LIBOR and LIBOR plus 325 basis points per annum to euro-LIBOR and LIBOR plus 350 basis points per annum.  As a result of the termination of the Second Lien Credit Agreement, the Company’s effective interest rate on variable interest rate debt decreased from 10.63% per annum prior to the closing of this transaction to 8.73% per annum subsequent to this transaction.

The Company paid interest on borrowings under the Senior Credit Agreement, the Second Lien Credit Agreement, and on the Notes totaling $20,618 and $18,798 for the six months ended June 30, 2007 and 2008, respectively.

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

The Company was in compliance with its covenants under the Amended and Restated Credit Agreement as of June 30, 2008.

The Company was required to prepay $15,226 of the principal amount of term loans outstanding under the Amended and Restated Credit Agreement five business days after filing the annual financial statements with excess cash as required and calculated under the terms of the Amended and Restated Credit Agreement.  The prepayment was completed on April 4, 2008.

6.                        Transactions with Related Parties

The Company has a deferred compensation payable to Arnold Donald, its former Chairman and a current director, and a note receivable in the same amount from Mr. Donald. The Company recorded $43 and $30 of interest income on the note receivable for the three months ended June 30, 2007 and 2008, respectively, and $86 and $59 of interest income on the note receivable for the six months ended June 30, 2007 and 2008, respectively, and an equal amount of interest expense in the respective periods.

The Company is party to an agreement with Brand Architecture International (“Brand Architecture”) pursuant to which Brand Architecture has agreed to provide consulting services relating to the development of brand architecture for the Company’s brands. The Company paid approximately $224 and $138 to Brand Architecture for the three months ended June 30, 2007 and 2008, respectively, and approximately $300 and $197 for the six months ended June 30, 2007 and 2008, respectively, including the reimbursement to Brand Architecture for expenses relating to its work. Adam Stagliano, a member of the Company’s board of directors, is a founding director and the President and Chief Strategic Officer of Brand Architecture.

During the six months ended June 30, 2007 and 2008, the Company made distributions of $100 and $150, respectively, to its sole stockholder, Merisant Worldwide.

7.                        Commitments and Contingencies

The Company has an investment in an affiliate located in the Philippines that is accounted for using the equity method. The affiliate, a 50/50 joint venture, distributes sugar substitute sweeteners for the international consumer food markets, primarily under the Equal® brand. In addition to its investment in the joint venture, the Company is committed to a 50% share in any new borrowings of the joint venture. As of December 31, 2007 and June 30, 2008, there were no additional joint venture borrowings.

On January 29, 2008, the Company delivered notice to ACH Food Companies, Inc. (“ACH”) that the distribution agreement between Merisant US, Inc. and ACH would terminate on July 27, 2008 with respect only to the retail grocery channel.  The Company partially terminated the distribution agreement so that it can pursue a direct distribution model for retail customers in the United States.  The Company will handle order processing, warehousing and trade marketing internally and through a third-party broker and logistics providers for retail grocery and drug customers in the United States which the Company anticipate will reduce our operating costs,  improve the efficiency of its inventory management and distribution capabilities, and provide more transparency in customer relations.  On March 4, 2008, the Company and ACH agreed that the Company will pay $300 to ACH and that commissions will not increase in connection with the partial termination of the distribution agreement.  This expense is included in operating expenses for the six months ended June 30, 2008.

The Company is pursuing a multi-site manufacturing strategy for EAME.  In connection with this strategy, the Company formed CzechPak Manufacturing s.r.o. to operate a new manufacturing facility located in the Czech Republic.  The Company intends to shift a portion of its current production and equipment to this new facility from Krüger GmbH & Co. KG, its current contract manufacturer located in Germany.  In connection with this transition, the Company is engaged in discussions with Krüger to amend the parties’ manufacturing agreement.  There is no assurance that the Company will be able to negotiate amendments to the agreement favorable to the Company or in a timely manner, and the parties may be required to arbitrate any disagreements between them.  The Company believes it has sufficient inventory of finished products to meet anticipated market demand over the next three to six months, and management has established a number of contingency plans in the event of any disruptions in production.  Nevertheless, any prolonged negotiation or arbitration with Krüger could cause disruptions in production or increase the amount of its projected capital expenditures.

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

8.                        Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in the Company’s tax returns. The Company adopted FIN 48 on January 1, 2007, and recorded the cumulative effect of a change in accounting principle by recording a decrease in the liability for uncertain tax positions of $5,757, that was accounted for as a credit to opening retained earnings. At December 31, 2007 and June 30, 2008, the total liability, including interest and penalties of $715 and $854, respectively for uncertain tax positions recorded in the Company’s balance sheet in non-current Other liabilities was $2,815 and $3,185, respectively. No uncertain tax position reserves were reversed or settled during the six months ended June 30, 2008.  The entire amount of this consolidated worldwide liability for uncertain tax positions would affect the Company’s effective tax rate upon favorable resolution of the uncertain tax positions.  Absent new experience in defending these uncertain tax positions in the various jurisdictions to which they relate, the Company cannot currently estimate a range of possible change of the June 30, 2008 liability over the next twelve months.

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

9.                        Expansion of Operations

On April 9, 2008, Nativia Guarani, S.A., the Company’s indirect, wholly-owned subsidiary (“Nativia Guarani”), purchased a stevia processing facility and business located in Paraguay and related tangible and intangible assets from Imperio Guarani, S.A. (“Imperio Guarani”) in an asset purchase transaction. The purchase price was $5.0 million, $0.6 million of which was paid in 2007 and $3.4 million of which was paid upon the closing of the acquisition on April 9, 2008. The remaining $1.0 million of the purchase price may be paid to Imperio Guarani over the next 30 months if Imperio Guarani continues to perform under related long-term contracts during that period.  This remaining purchase price liability is classified as current payables and other noncurrent liabilities as appropriate.  In conjunction with the transaction, the Company paid $0.5 million in value added tax which is classified as other non-current assets.  The Company is currently analyzing the recovery period.  None of the working capital of the business was acquired, so the total cost of the acquisition was allocated to long-lived fixed and intangible assets acquired based on their respective fair values (as decreased due to resulting “negative goodwill”) in accordance with FASB No. 141- Business Combinations.  The preliminary allocation, pending third quarter finalization of valuation analyses, resulted in $2.1 million of fixed assets (predominately machinery and equipment), $2.2 million of internally-developed technology and $0.7 million of tradenames and customer relationships.  Depreciation and amortization of these allocated balances will be deductible for income tax purposes over expected lives of two to ten years.   These assets will be tested for impairment as required under FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.   The preliminary values assigned to the intangible assets were based upon future discounted cash flows related to the existing products revenue streams.

The acquisition was accounted for by the purchase method and the results of operations of the acquired business have been included in our Consolidated Statement of Operations since the date of acquisition and are not yet material.  Pro forma financial information is not presented as the effect of this acquisition is not material to the Company’s results of operations and financial position.

Upon the consummation of the acquisition, Whole Earth and Nativia Guarani entered into long-term contracts with Imperio Guarani and a consulting agreement with Sergio Chase, the principal of Imperio Guarani.  Imperio Guarani will exclusively supply dried stevia leaves to Nativia Guarani and collaborate on research and development projects. Management believes that the Nativia Guarani business and agreements with Imperio Guarani and Mr. Chase will assist the Company in several ways.  Whole Earth will directly participate in the production of its products from the farm to the ultimate consumer.  A number of larger and better capitalized companies will be competing for stevia leaves and extracts, and vertical integration provides Whole Earth with more control over its supply of this natural ingredient although the Company will continue to source high purity Reb A from other suppliers.  In addition, the Company believes that Nativia Guarani and our strategic relationship with Imperio Guarani will permit Whole Earth to promote sustainable farming practices and develop improved agricultural and processing methods and technologies that may offer competitive advantages.

10.      Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the consolidating statements of operations for the three and six months ended June 30, 2007 and June 30, 2008, the consolidating balance sheets at December 31, 2007 and June 30, 2008 and the statements of cash flow for the six months ended June 30, 2007 and 2008. The following information is included herein as a result of the guarantee by certain of the Company’s wholly owned U.S. subsidiaries (“Guarantor Companies”) of the Notes. None of the Company’s other subsidiaries guarantee the Notes. Each of the guarantees is joint and several and full and unconditional.

Unaudited Consolidating Statement of Operations
For the Three Months Ended June 30, 2007

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$29,796	$42,570	$(1,276)	$71,090
Cost of sales	—	14,504	18,632	(1,276)	31,860
Gross profit	—	15,292	23,938	—	39,230
Operating expenses:
Marketing and selling expenses	—	6,837	10,197	—	17,034
Administration expenses	137	10,564	2,718	—	13,419
Amortization of intangible assets	2,428	—	3,299	—	5,727
Restructuring expenses	—	—	314	—	314
Total operating expenses	2,565	17,401	16,528	—	36,494
Income (loss) from operations	(2,565)	(2,109)	7,410	—	2,736
Other expense (income):
Interest income	(48)	—	(856)	744	(160)
Interest expense	12,143	—	49	(744)	11,448
Costs of refinancing	5,791	—	—	—	5,791
Other expense (income), net	(29,799)	(95)	(324)	—	(30,218)
Total other expense (income)	(11,913)	(95)	(1,131)	—	(13,139)
Income (loss) before income taxes and equity in consolidated subsidiaries	9,348	(2,014)	8,541	—	15,875
Provision for income taxes	304	771	779	—	1,854
Equity in consolidated subsidiaries	4,977	7,762	—	(12,739)	—
Net income (loss)	$14,021	$4,977	$7,762	$(12,739)	$14,021

Unaudited Consolidating Statement of Operations
For the Three Months Ended June 30, 2008

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$25,974	$42,390	$(1,318)	$67,046
Cost of sales	—	12,703	21,519	(1,318)	32,904
Gross profit	—	13,271	20,871	—	34,142
Operating expenses:
Marketing and selling expenses	—	6,004	13,427	—	19,431
Administration expenses	377	5,451	2,914	—	8,742
Amortization of intangible assets	2,020	—	3,244	—	5,264
Restructuring expenses	—	147	846	—	993
Total operating expenses	2,397	11,602	20,431	—	34,430
Income (loss) from operations	(2,397)	1,669	440	—	(288)
Other expense (income):
Interest income	(32)	—	(763)	641	(154)
Interest expense	10,138	—	7	(641)	9,504
Other expense (income), net	30	56	(253)	—	(167)
Total other expense (income)	10,136	56	(1,009)	—	9,183
Income (loss) before income taxes and equity in consolidated subsidiaries	(12,533)	1,613	1,449	—	(9,471)
Provision for income taxes	139	736	119	—	994
Equity in consolidated subsidiaries	2,207	1,330	—	(3,537)	—
Net income (loss)	$(10,465)	$2,207	$1,330	$(3,537)	$(10,465)

Unaudited Consolidating Statement of Operations
For the Six Months Ended June 30, 2007

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$60,801	$81,927	$(2,325)	$140,403
Cost of sales	—	29,469	35,458	(2,325)	62,602
Gross profit	—	31,332	46,469	—	77,801
Operating expenses:
Marketing and selling expenses	—	13,270	19,011	—	32,281
Administration expenses	239	19,620	5,435	—	25,294
Amortization of intangible assets	4,856	—	6,598	—	11,454
Restructuring expenses	—	160	714	—	874
Total operating expenses	5,095	33,050	31,758	—	69,903
Income (loss) from operations	(5,095)	(1,718)	14,711	—	7,898
Other expense (income):
Interest income	(99)	(4)	(1,558)	1,296	(365)
Interest expense	24,692	—	51	(1,296)	23,447
Costs of refinancing	5,791	—	—	—	5,791
Other expense (income), net	(29,493)	(90)	(496)	—	(30,079)
Total other expense (income)	891	(94)	(2,003)	—	(1,206)
Income (loss) before income taxes and equity in consolidated subsidiaries	(5,986)	(1,624)	16,714	—	9,104
Provision for income taxes	682	1,505	1,513	—	3,700
Equity in consolidated subsidiaries	12,072	15,201	—	(27,273)	—
Net income (loss)	$5,404	$12,072	$15,201	$(27,273)	$5,404

Unaudited Consolidating Statement of Operations
For the Six Months Ended June 30, 2008

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated

Net sales	$—	$50,950	$87,463	$(2,447)	$135,966
Cost of sales	—	26,327	41,949	(2,447)	65,829
Gross profit	—	24,623	45,514	—	70,137
Operating expenses:
Marketing and selling expenses	—	12,287	21,529	—	33,816
Administration expenses	933	12,267	5,543	—	18,743
Amortization of intangible assets	4,040	—	6,488	—	10,528
Restructuring expenses	—	147	961	—	1,108
Total operating expenses	4,973	24,701	34,521	—	64,195
Income (loss) from operations	(4,973)	(78)	10,993	—	5,942
Other expense (income):
Interest income	(86)	—	(1,672)	1,300	(458)
Interest expense	20,908	—	7	(1,300)	19,615
Other expense (income), net	993	128	(487)	—	634
Total other expense (income)	21,815	128	(2,152)	—	19,791
Income (loss) before income taxes and equity in consolidated subsidiaries	(26,788)	(206)	13,145	—	(13,849)
Provision for income taxes	1,003	1,480	599	—	3,082
Equity in consolidated subsidiaries	10,860	12,546	—	(23,406)	—
Net income (loss)	$(16,931)	$10,860	$12,546	$(23,406)	$(16,931)

Unaudited Condensed Consolidating Balance Sheet

At December 31, 2007

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$12,351	$3,305	$35,384	$—	$51,040
Trade accounts receivable, net of allowance for doubtful accounts	—	18,259	56,151	—	74,410
Other receivables and intercompany receivables	40	5,387	9,060	(5,359)	9,128
Inventories	—	6,038	7,502	—	13,540
Other current assets	1,315	4,734	2,747	—	8,796
Total current assets	13,706	37,723	110,844	(5,359)	156,914
Property and equipment, net	600	16,535	6,374	—	23,509
Trademarks and other intangible assets, less accumulated amortization	58,242	—	102,455	—	160,697
Goodwill, less accumulated amortization	—	107,209	—	—	107,209
Deferred financing costs, less accumulated amortization	9,586	—	—	—	9,586
Other non-current assets	1,822	579	301	—	2,702
Investment in subsidiary and intercompany debt	368,271	264,388	264	(632,659)	264
Total assets	$452,227	$426,434	$220,238	$(638,018)	$460,881
Liabilities
Accounts payable and intercompany payables	$73,743	$11,752	$13,544	$(76,421)	$22,618
Income taxes payable	—	2	1,029	—	1,031
Accrued expenses and other liabilities	12,818	13,474	19,868	—	46,160
Current maturities of long-term obligations	12,119	59	—	—	12,178
Total current liabilities	98,680	25,287	34,441	(76,421)	81,987
Long-term obligations and intercompany debt	416,773	166,144	—	(166,079)	416,838
Other liabilities	5,373	22,202	3,080	—	30,655
Total liabilities	520,826	213,633	37,521	(242,500)	529,480
Stockholder’s Equity (Deficit)
Total stockholder’s equity (deficit)	(68,599)	212,801	182,717	(395,518)	(68,599)
Total liabilities and stockholder’s equity (deficit)	$452,227	$426,434	$220,238	$(638,018)	$460,881

Unaudited Condensed Consolidating Balance Sheet
at June 30, 2008

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,056	$1,803	$9,878	$—	$12,737
Trade accounts receivable, net of allowances	—	10,710	55,711	—	66,421
Other receivables and intercompany receivables	1,423	5,023	12,600	(6,374)	12,672
Inventories	—	7,681	18,842	—	26,523
Other current assets	2,415	4,442	2,363	—	9,220
Total current assets	4,894	29,659	99,394	(6,374)	127,573
Property and equipment, net	—	17,022	11,600	—	28,622
Trademarks and other intangible assets, net	54,202	—	99,003	—	153,205
Goodwill	—	107,209	—	—	107,209
Deferred financing costs, net	8,011	—	—	—	8,011
Other non-current assets	881	519	835	—	2,235
Investment in subsidiary and intercompany debt	383,935	288,590	373	(672,525)	373
Total assets	$451,923	$442,999	$211,205	$(678,899)	$427,228
Liabilities
Accounts payable and intercompany payable	$105,579	$9,788	$11,286	$(107,885)	$18,768
Income taxes payable		—	817	—	817
Accrued expenses and other liabilities	11,812	9,104	23,761	—	44,677
Current maturities of long-term obligations	13,893	50	—	—	13,943
Total current liabilities	131,284	18,942	35,864	(107,885)	78,205
Long-term obligations and intercompany debt	397,684	163,780	—	(163,726)	397,738
Other liabilities	5,936	24,960	3,370	—	34,266
Total liabilities	534,904	207,682	39,234	(271,611)	510,209
Stockholder’s Equity (Deficit)
Total stockholder’s equity (deficit)	(82,981)	235,317	171,971	(407,288)	(82,981)
Total liabilities and stockholder’s equity (deficit)	$451,923	$442,999	$211,205	$(678,899)	$427,228

Unaudited Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$5,282	$6,188	$49,749	$(27,273)	$33,946
Investing activities
Proceeds from sale of property and equipment	—	—	183	—	183
Purchases from sale of property and equipment	—	(654)	(205)	—	(859)
Net cash used in investing activities	—	(654)	(22)	—	(676)
Financing activities
Borrowings under long-term obligations	85,000	—	—	—	85,000
Principal payments on long-term obligations, excluding revolving credit facility	(89,264)	(20)	—	—	(89,284)
Payment of deferred financing costs	(2,539)	—	—	—	(2,539)
Settlement of loans for purchase of shares in Merisant Worldwide, Inc.	249	200	—	—	449
Receivable/payable, parent company	27,852	(6,499)	(48,626)	27,273	—
Distribution to stockholder	(100)	—	—	—	(100)
Net cash provided by (used in) financing activities	21,198	(6,319)	(48,626)	27,273	(6,474)

Effect of exchange rate on cash	—	—	383	—	383
Net increase in cash and cash equivalents	26,480	(785)	1,484	—	27,179
Cash and cash equivalents at beginning of period	782	3,088	19,860	—	23,730
Cash and cash equivalents at end of period	$27,262	$2,303	$21,344	$—	$50,909

Unaudited Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2008

	Merisant Company	Guarantor Companies	Non- Guarantor Companies	Consolidating Eliminations	Consolidated

Operating activities
Net cash provided by (used in) operating activities	$(22,212)	$2,519	$31,793	$(23,406)	$(11,306)
Investing activities
Proceeds from sale of property and equipment	—	—	28	—	28
Purchase of business	—	—	(3,400)	—	(3,400)
Purchases of property and equipment	—	(1,763)	(3,929)	—	(5,692)
Net cash used in investing activities	—	(1,763)	(7,301)	—	(9,064)
Financing activities
Borrowings under revolving credit facility	2,000	—	—	—	2,000
Borrowings under long term obligations	—	11	—	—	11
Principal payments on long-term obligations, excluding revolving credit facility	(20,286)	(31)	—	—	(20,317)
	(100)	—	—	—	(100)
Receivable/payable, parent company	29,411	(2,238)	(50,579)	23,406	—
Distribution to shareholder	(150)	—	—	—	(150)
Settlement of loans for purchase of shares in Merisant Worldwide, Inc.	43	—	—	—	43
Net cash provided by (used in) financing activities	10,918	(2,258)	(50,579)	23,406	(18,513)
Effect of exchange rate on cash	—	—	580	—	580
Net decrease in cash and cash equivalents	(11,294)	(1,502)	(25,507)	—	(38,303)
Cash and cash equivalents at beginning of period	12,351	3,305	35,384	—	51,040
Cash and cash equivalents at end of period	$1,057	$1,803	$9,877	$—	$12,737

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

Overview

Our company is a worldwide leader in the marketing of low-calorie tabletop sweeteners, with an estimated 22% dollar share as of December 31, 2007 of a stable global retail market, which we estimate at $1.6 billion.  We believe that our company has the leading dollar market share as of December 31, 2007 in almost half of what we estimate as the top twenty geographic markets for low-calorie tabletop sweetener sales.  Our premium-priced brands, Equal® and Canderel®, are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated at between 90% and 95% in our four top markets.  In addition to Equal® and Canderel®, we market our products under 18 other regional brands that enjoy significant brand recognition in their target markets.  We sell our brands in over 90 countries.

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

Our worldwide headquarters is located in Chicago, Illinois, and we have principal regional offices in Mexico City, Mexico, Neuchâtel, Switzerland, and Paris, France.  We own and operate manufacturing facilities in Manteno, Illinois, and Zarate, Argentina and own processing lines that are operated exclusively for us at plants located in Bergisch and Stendal, Germany and Bankrason, Thailand.  We have formed a new wholly-owned subsidiary, CzechPak Manufacturing s.r.o., to manufacture products at a facility located in the Czech Republic which will commence production in August 2008.  The CzechPak facility initially will produce Canderel® branded products for EAME region.  As of August 13, 2008, we had 20 direct and indirect active subsidiaries, including four subsidiaries in the United States, seven subsidiaries in Europe, six subsidiaries in Mexico, Central America and South America, and three subsidiaries in the Asia Pacific region, including Australia and India.  In addition, our Swiss subsidiary holds a 50% interest in a joint venture in the Philippines.

Our core business continues to be products sweetened with aspartame, and the Equal® and Canderel® tabletop sweetener products accounted for approximately 85% of our net sales in 2007.  The majority of our 18 other regional brands around the world are also sweetened with aspartame.

Market Trends and Strategy

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

We believe that these strategies taken together have positioned our company to pursue opportunities for future growth in the low-calorie tabletop sweetener and sweetened food category.  Many of our major markets are increasingly competitive as more branded and private label tabletop sweeteners compete for limited space on retail grocery shelves and in restaurant caddies.  Although our premium brands Equal® and Canderel® are among the most recognized brands in the world, our company must offer more than these quality products in order to remain relevant to our customers and to consumers.  Our strategies allow us to offer our retail grocery and food service customers a suite of branded and private label low-calorie tabletop sweeteners that contain a range of synthetic and natural sweeteners.  We seek to offer our retail grocery and food service customers a range of quality products and the benefits of our manufacturing capabilities.

Recent Developments

Launch of PureVia™ Brand and Related Agreements

On July 31, 2008, Whole Earth Sweetener Company LLC, a wholly-owned subsidiary of Merisant Company (“Whole Earth”), announced that PepsiCo, Inc. (“PepsiCo”) and Whole Earth had formed an unprecedented partnership to jointly own the PureVia™ trademark and market the PureVia™ brand globally.  Whole Earth owns the PureVia trademark for tabletop sweeteners, and PepsiCo owns the trademark for beverages and certain other food categories.  Whole Earth anticipates that it will launch a PureVia™ all-natural, zero calorie tabletop sweetener in the United States in the fall of 2008.

PureVia™ branded products will be sweetened with high purity Reb A, an all-natural, purified extract of the stevia plant that is approximately 200 times sweeter than sugar.  PepsiCo and Whole Earth have entered into an ingredient branding agreement with PureCircle Limited, a supplier of high purity Reb A (“PureCircle”).  Among other things, the parties will collaborate on marketing high purity Reb A under the PureVia™ brand.  PureCircle will be permitted to license the trademark on an exclusive and royalty-free basis from either PepsiCo or Whole Earth in order to identify the branded ingredient in product categories to be agreed to by the parties.  PureCircle will be permitted to sublicense the trademark to customers approved by PepsiCo and Whole Earth for the purpose of identifying the ingredient in the agreed upon product categories.

Whole Earth has entered into a non-exclusive supply agreement with PureCircle pursuant to which PureCircle will supply high purity Reb A to Whole Earth.  The supply agreement has an initial term of five-years.

The active sweetening ingredient in PureVia™ tabletop sweetener is high purity Reb A.  This ingredient differs from most stevia products sold as dietary supplements in the United States because it is a highly pure form of only one of several steviol glycosides found in the stevia plant and because of its purity the ingredient contains little or no residual plant material.

Whole Earth believes that it has demonstrated that high purity Reb A is generally recognized as safe (referred to as “GRAS”) and that the ingredient may therefore be sold as a food in the United States.  In general, the Food, Drug, and Cosmetic Act provides that any substance that is added to food must be pre-approved by U.S. Food and Drug Administration, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use.  Management believes that Whole Earth has demonstrated the GRAS status of high purity Reb A through scientific procedures in accordance with FDA regulations.  These procedures require the same quantity and quality of scientific evidence as is required to obtain approval of the substance as a food additive and ordinarily is based upon published studies.  Companies may elect to use GRAS ingredients on a self-affirmed basis or they may submit a notification and supporting documentation to the FDA for review.  In May 2008, Whole Earth submitted a notification and supporting scientific data to the FDA that high purity Reb A is GRAS for use in beverages, foods and tabletop sweeteners.  The FDA could ask questions and seek additional information from Whole Earth or it may provide a letter indicating that it has no objections.  It is anticipated that the FDA could deliver a no objection letter in the fall of 2008.

Cargill submitted a GRAS notification to the FDA for high purity Reb A after Whole Earth’s submission, and the global ingredient company is currently selling a tabletop sweetener in the United States that is sweetened with high purity Reb A without first receiving a no objection letter from the FDA, as is permitted under applicable regulations.

Vertical Integration of Stevia Supply

On April 9, 2008, Whole Earth acquired a stevia processing business and related assets in Paraguay through its indirect, wholly-owned subsidiary, Nativia Guarani, S.A.  In connection with this acquisition, Whole Earth and Nativia Guarani entered into long-term agricultural supply, research and development, purchase option and consulting agreements with its local partner Imperio Guarani, S.A. and Sergio Chase, the principal owner of Imperio Guarani.  Imperio Guarani has developed a network of small, independent farmers from whom the company acquires stevia leaves, and Imperio Guarani will sell dried stevia leaves exclusively to Nativia Guarani.  Among other things, Imperio Guarani and Whole Earth will collaborate on further extending this network of farmers, improving stevia varieties as well as developing improved stevia growing, harvesting and processing technologies.  Imperio Guarani has granted Whole Earth an exclusive option to acquire its business and the land currently leased by Nativia Guarani from affiliates of Imperio Guarani.

The Nativia Guarani facility currently mills dried stevia leaves and produces a stevia extract that has not yet been purified into high purity Reb A.  Pending the results of its current research and development efforts and the commercialization of those technologies, Whole Earth may use this stevia extract for its own products where steviol glycosides may be used, offer the extract for sale as an ingredient or further purify the extract into high purity Reb A.

Management believes that the Nativia Guarani business and agreements with Imperio Guarani and Mr. Chase will assist the company in several ways.  Whole Earth will directly participate in the production of its products from the farm to the ultimate consumer.  A number of larger and better capitalized companies will be competing for stevia leaves and extracts, and vertical integration provides Whole Earth with more control over its supply of this natural ingredient although, Whole Earth will continue to source high purity Reb A from PureCircle and other suppliers.  In addition, management believes that the formation of Nativia Guarani and our company’s strategic relationship with Imperio Guarani will permit Whole Earth to promote sustainable farming practices and develop improved agricultural and processing methods and technologies that may offer competitive advantages.

CzechPak Manufacturing Facility

We have built a new manufacturing facility in the Czech Republic which will be operated by our newly formed subsidiary CzechPak Manufacturing s.r.o.  The CzechPak facility initially will employ approximately 90 people and produce Canderel® branded products for EAME region.  We expect that the facility will commence production in August 2008.  We anticipate that the CzechPak facility will reduce our manufacturing costs, allow us to introduce new products more rapidly, test new products on a limited basis and improve both operational efficiency and working capital by reducing lead times and the amount of inventory held by our distributors.

North America Distribution Model

We have commenced our direct distribution model for the retail grocery channel in the United States.  Effective July 28, 2008, our retail grocery customers now place orders through our national broker Advantage Sales & Marketing LLC which processes the order and we ship products through a third-party warehouse, logistics and shipping providers.  We believe that this direct distribution model in the United States will give us more access to our customers, improve demand forecasting and planning and reduce costs.  We have experienced some anticipated disruptions resulting from this transition, but these have been relatively minor.  ACH Food Companies (“ACH”), Inc. will continue to serve as our exclusive distributor in the United States food service channel.

Capital Constraints and Need to Refinance or Restructure

We believe that the development and introduction of new products under our Equal® and Canderel® brands may help to stabilize our core business while PureVia™ and other innovative, all-natural sweeteners and sweetened food products from Whole Earth present growth opportunities for us. However, we may be constrained in our ability to realize fully the value of these new products as a result of our current capital structure. The successful launch of new products and marketing of our core brands requires capital, and we must use a significant portion of our cash flows from operations to service our outstanding debt. We had an aggregate of $411.7 million of long-term debt outstanding at June 30, 2008, including capital lease obligations and borrowings from our revolving credit facility.  We paid $18.8 million in interest costs for the six months ended June 30, 2008, $10.7 million of which represented interest payments on our 9 ½% senior subordinated notes due 2013 (the “Notes”). If we cannot generate cash flows from operations significantly in excess of our debt obligations, we may not have the resources required to fully realize the value of our strategic initiatives.

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

On March 17, 2008, we launched efforts to arrange a new $245 million senior secured credit facility, comprised of $210 million of term loans and a $35 million revolving loan facility (the “New Credit Facility”).    On April 2, 2008, we ceased these particular refinancing efforts due to adverse market conditions that prevented us from obtaining favorable terms.  We may engage in discussions from time to time with our noteholders on ways to restructure all or part of our other debt obligations.

Results of Operations

For each of the periods discussed below, the information set forth under the caption “Consolidated Results” represents an overview of our company’s results of operations on a consolidated basis. Additional detail regarding the results of operations can be found under the caption “Segment Results” for each period discussed below.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table sets forth certain of our company’s financial data for the three month periods ended June 30, 2007 and 2008 (totals may not foot due to rounding).

	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2008	2007	2008	Better/(Worse) than Prior Year
	(in millions)		As % of Net Sales		Dollars	%
Net sales	$71.1	$67.0	100%	100%	$(4.0)	(6)%
Cost of sales	31.9	32.9	45%	49%	(1.0)	(3)%
Gross profit	39.2	34.1	55%	51%	(5.1)	(13)%
Operating expenses:
Marketing and selling expenses	17.0	19.4	24%	29%	(2.4)	(14)%
Administration expenses	13.1	8.0	18%	12%	5.1	39%
Research and development costs	0.4	0.7	1%	1%	(0.4)	(104)%
Amortization of intangible assets	5.7	5.3	8%	8%	0.5	8%
Restructuring expenses	0.3	1.0	0%	1%	(0.7)	(216)%
Total operating expenses	36.5	34.4	51%	51%	2.1	6%
Income (loss) from operations	2.7	(0.3)	4%	0%	(3.0)	(111)%
Other expenses (income):
Interest income	(0.2)	(0.2)	(0)%	(0)%	0.0	(4)%
Interest expense	11.4	9.5	16%	14%	1.9	17%
Cost of refinancing	5.8	—	8%	—	5.8	100%
Other expense (income), net	(30.2)	(0.1)	(43)%	(0)%	(30.1)	(100)%
Total other expenses	(13.1)	9.2	(18)%	14%	(22.4)	(171)%
Income (loss) before income taxes	15.9	(9.5)	22%	(14)%	(25.4)	(160)%
Provision for income taxes	1.9	1.0	3%	2%	0.9	46%
Net income (loss)	$14.0	$(10.5)	20%	(16)%	$(24.5)	(175)%

Consolidated Results

Net sales. Overall, net sales declined in the second quarter of 2008 compared to the second quarter of 2007.  The decline was related to lower sales in North America and Asia/Pacific partially offset by higher sales in EAME and Latin America.  In North America, net sales declined as a result of a decline in consumer consumption and a decline in inventory levels maintained by our distributor in the retail channel.  These negative impacts on net sales were slightly offset by decreased trade marketing spending.  In Asia/Pacific, we are implementing a change in our supply chain that decreased shipments to our distributor in Australia.  Offsetting these declines slightly was improved performance in the EAME and Latin America regions along with the consolidated sales impact of the devaluation of the U.S. dollar and the resulting currency translation which accounted for approximately $3.1 million of incremental net sales in the second quarter of 2008.  In the EAME region, the UK sales continued the momentum achieved in the second half of 2007 as the impact of the late 2006 diversion has subsided.  In Latin America, Argentina implemented a price increase which positively impacted the net sales compared to the same quarter in 2007.   In Mexico, we continue to maintain high brand awareness, though our competitor, Splenda®, has invested heavily in advertising over the past eighteen months.  This has resulted in a decrease in consumer demand for our products along with pricing pressure particularly in the club channel.

Cost of sales. Cost of sales increased, despite the slight decline in sales, due to one-time start up costs related to our manufacturing plant in the Czech Republic, sales increases in lower margin products, the impact of purchasing product in euro for sales in countries with weaker currencies and unfavorable raw material purchase prices.  Overall, gross profit as a percentage of net sales declined from 55% for the three months ended June 30, 2007 to 51% for the three months ended June 30, 2008 due to the increases in costs discussed above as well as increased trade marketing in France.

Operating expenses. Marketing and selling expenses increased due to higher brand support in EAME and Latin America and unfavorable currency impacts, and increased costs related to our new product launch.  These unfavorable variances were partially offset by lower brand support and lower commissions in North America.  Administration expenses decreased mainly due to lower litigation and facility related costs.

During the second quarter of 2008, we continued our restructuring initiatives to improve both financial results and the long-term value of the business. As a result of these actions, we recorded restructuring charges for workforce reductions of $1.0 million in the second quarter of 2008 as compared to $0.3 million in the second quarter of 2007. The restructuring charges incurred in the second quarter of 2008 relate primarily to new employee termination costs and are expected to be substantially paid by December 31, 2008. Additional information regarding restructuring charges and the related liability can be found in Note 3 to the unaudited consolidated financial statements located elsewhere in this document.

Costs of refinancing.  Costs of refinancing for the three months ended June 30, 2007 related to the extinguishment of debt under the Second Lien Credit Agreement.  As a result of this transaction, a premium of $2.6 million was incurred to pay all debt and interest outstanding under the Second Lien Credit Agreement and $3.2 million of existing deferred financing fees was written off.

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

Other expense, net. In the second quarter of 2007, we experienced an unusually high level of other income as compared to the more typical other expenses realized in 2008.  The other income in the second quarter of 2007 was primarily the result of a one-time cash payment received pursuant to an agreement with a third party.  This event did not repeat in 2008.  Also in the second quarter of 2008, a less than $0.1 million currency loss on the euro-denominated debt was more than offset by favorable balance sheet remeasurement impacts.  In the second quarter of 2007, we recorded a loss on the euro-denominated debt of $0.2 million.

Taxes. For the three months ended June 30, 2008, we recorded a $1.0 million tax provision on a loss before income taxes of $9.5 million. The unusual relationship of our tax provision to the pre-tax loss in the second quarter of 2008 relates to a combination of factors. These factors include increased tax loss carryforwards, primarily generated in the United States, for which we have not recorded a tax benefit, as well as provisions for future tax costs which may be incurred upon the potential repatriation of certain 2008 foreign earnings that are not deemed to be permanently reinvested.  With regard to the deferred income tax assets on the tax loss carryforwards, we determined that we have not satisfied the “more likely than not” test and we increased our total valuation allowance by $4.3 million in the second quarter of 2008 to a total of $74.4 million. We will continue to assess the valuation allowances, and, to the extent we determine that such allowances are no longer required, these deferred income tax assets will be recognized in the future.  The similar unusual relationship in 2007 is due to the same factors.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each reportable segment (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Three Months Ended June 30,		Better/(Worse) than Prior Year		Three Months Ended June 30,		Better/(Worse) than Prior Year
	2007	2008	$	%	2007	2008	$	%
		(in millions)				(in millions)

North America (2)	$27.6	23.8	$(3.8)	(14)%	$10.1	8.7	$(1.4)	(14)%
Operating EBITDA Margin					37%	37%	(0)%
EAME	30.1	30.3	0.2	1%	8.7	6.0	(2.7)	(31)%
Operating EBITDA Margin					29%	20%	(9)%
Latin America	8.1	9.1	1.0	13%	1.9	1.0	(0.9)	(49)%
Operating EBITDA Margin					24%	11%	(13)%
Asia/Pacific	5.4	3.9	(1.5)	(27)%	1.4	(0.1)	(1.5)	(109)%
Operating EBITDA Margin					25%	(3)%	(29)%

(1)          “Operating EBITDA” as used with respect to our operating segments is a measure upon which we assess the financial performance of these segments. Operating EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as restructuring expenses, certain significant charges related to new product development and launch costs, certain litigation costs, costs related to the transition to a new exclusive distributor in the United States and certain other non-cash items. Our definition of Operating EBITDA largely mirrors the definition of Bank EBITDA under our Senior Credit Facility.  That definition changed in the May 2007 amendment of those credit facilities, and that change is reflected prospectively in our computation of Operating EBITDA for the 2007 period.  See Note 2 to the unaudited consolidated financial statements for a description of Operating EBITDA and a reconciliation of Operating EBITDA to income (loss) before income taxes. Operating EBITDA margin represents Operating EBITDA as a percentage of net sales.

(2)          North America segment results exclude immaterial sales and $1.7 million of negative Operating EBITDA related to a new product launch which management evaluates separately from this geographical segment for the three month period ended June 30, 2008.

North America

Net sales.  In North America, the net sales decline was driven by a significant decrease in shipments to our distributor as planned to prepare for our transition to a direct sales distribution model.  Our distributor inventory levels at June 30, 2008 were at the lowest levels they have been since we began doing business with ACH.  Also contributing to the decline was decreased sales volume in the food service and discount channel and a decrease in consumer consumption in the

retail and food service channels.   These negative variances were partially offset by decreased trade spending in the food service and retail channels.

Operating EBITDA. The decrease in Operating EBITDA was primarily related to the margin impact of lower net sales and unfavorable sales mix.  These unfavorable impacts were partially offset by lower overall brand support and lower sales and marketing administration costs.  Operating EBITDA margin was stable.

EAME

Net sales. In the EAME region, the slight increase in net sales was driven primarily by the UK along with the positive currency translation impact which offset sales declines in France and in contract manufacturing sales. In the first quarter of 2007, as a result of diversion of product into the retail channel, we discontinued sales to certain UK distributors in an effort to stop the diversion.  In the second quarter of 2008, sales in the UK continued to perform at levels realized in the second half of 2007 after stopping the diversion of product and we have experienced a strong market.  Continued softness in consumer demand as well as increased trade spending reduced sales in France.  The devaluation of the U.S. dollar and the resulting currency translation effect on our financial statements accounted for approximately $2.8 million of the net sales increase in the EAME region.

Operating EBITDA.  Operating EBITDA and Operating EBITDA margin decreases are mainly due to higher brand support in France and the UK, along with an unfavorable sales mix and the unfavorable currency impacts related to cost of goods sold.  These negative impacts were slightly offset by reduced general administrative costs due mainly to savings from restructuring actions and facility related changes in France.

Our CzechPak facility will commence production in August 2008 and will manufacture Canderel® products for the EAME region.  We anticipate that the CzechPak facility will reduce our manufacturing costs, allow us to introduce new products more rapidly, test new products on a more limited basis and improve both operational efficiency and working capital by reducing lead times and the amount of inventory held by our distributors in the region.

Until the start-up of the CzechPak facility, most of our Canderel® products for the EAME region had been manufactured by Krüger GmbH & Co. KG under a long-term contract manufacturing agreement.  We intend to shift a portion of the production currently handled by Krüger to the CzechPak facility.  We are seeking to negotiate amendments to our contract manufacturing agreement with Krüger that will facilitate the implementation of our manufacturing strategy.  There is no assurance that we will be able to negotiate amendments on terms favorable to us or in a timely manner, and the parties may be required to arbitrate any disagreements between them.  We believe that we have sufficient inventory of finished products to meet anticipated market demand over the next three to six months, and management has established a number of contingency plans in the event of any disruptions in production.  Nevertheless, any prolonged negotiation or arbitration with Krüger could cause disruptions in production or increase the amount of our projected capital expenditures.

Latin America

Net sales.  Improved sales in the second quarter of 2008 relates primarily to a price increase implemented in Argentina.  In addition, Peru sales volume increased due to strong performance from a new distributor selling both locally and exporting within the region.

Operating EBITDA. Operating EBITDA and Operating EBITDA margin decreased despite the increase in net sales due to higher raw material costs and brand support.

Asia/Pacific

Net sales. Net sales in the Asia/Pacific region decreased due to lower shipments to our distributor in Australia related to a change in manufacturing locations.  We will commence manufacturing operations at a local facility in the third quarter and have decreased inventory levels at our distributor in preparation for the transition.

Operating EBITDA. Operating EBITDA and Operating EBITDA margin decreased primarily due to the decreased sales coupled with higher cost of goods sold and slightly lower brand support against significantly lower sales.

Corporate Expenses

Corporate expenses decreased from $7.6 million in the second quarter of 2007 to $5.3 million in the second quarter of 2008, primarily due to lower litigation costs relating to our lawsuit against McNeil along with lower employee related costs.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets forth certain of our company’s financial data for the six month periods ended June 30, 2007 and 2008 (totals may not foot due to rounding).

	Six Months Ended June 30,		Six Months Ended June 30,
					Better/(Worse)
	2007	2008	2007	2008	than Prior Year
	(in millions)		As% of Net Sales		Dollars	%
Net sales	$140.4	136.0	100%	100%	(4.4)	(3)%
Cost of sales	62.6	65.8	45%	48%	(3.2)	(5)%
Gross profit	77.8	70.1	55%	52%	(7.7)	(10)%
Operating expenses:
Marketing and selling expenses	32.3	33.8	23%	25%	(1.5)	(5)%
Administration expenses	24.6	17.5	18%	13%	7.1	29%
Research and development expenses	0.7	1.3	1%	1%	(0.6)	(79)%
Amortization of intangible assets	11.5	10.5	8%	8%	0.9	8%
Restructuring expenses	0.9	1.1	1%	1%	(0.2)	(27)%
Total operating expenses	69.9	64.2	50%	47%	5.7	8%
Income from operations	7.9	5.9	6%	4%	(2.0)	(25)%
Other expenses (income):
Interest income	(0.4)	(0.5)	(0)%	(0)%	0.1	25%
Interest expense	23.4	19.6	17%	14%	3.8	16%
Costs of refinancing	5.8	0.0	4%	0%	5.8	100%
Other expense (income), net	(30.1)	0.6	(21)%	0%	(30.7)	(102)%
Total other expense (income)	(1.2)	19.8	(1)%	15%	(21.0)	(1741)%
Income (loss) before income taxes	9.1	(13.8)	6%	(10)%	23.0	(252)%
Provision for income taxes	3.7	3.1	3%	2%	0.6	17%
Net income (loss)	$5.4	(16.9)	4%	(12)%	(22.3)	(413)%

Consolidated Results

Net sales. Overall, net sales declined in the first half of 2008 compared to the first half of 2007.  The decline was related to lower sales in North America and Asia/Pacific offset by higher sales in EAME and Latin America.  In North America, net sales declined as a result of a decline in consumer consumption and a decline in inventory levels maintained by our distributor in the food service and retail channels.  These negative impacts on net sales were slightly offset by decreased trade marketing spending.  In Asia/Pacific, we had high net sales in the first quarter of 2007 related to shipments to new distributors to establish beginning inventory levels which did not repeat in 2008.  Offsetting these declines were improved performance in the EAME and Latin America regions along with the consolidated sales impact of the devaluation of the U.S. dollar and the resulting currency translation impact which accounted for approximately $6.8 million of incremental net sales.  In the EAME region, the UK sales continued the momentum achieved in the second half of 2007 as the impact of the late 2006 diversion has subsided.  Additionally, Belgium sales increased partially as a result of strong consumer market trends.  In Latin America, though Mexico reported an increase in net sales for the first half of 2008 versus the same period of 2007, overall trends in Mexico indicate a decrease in consumer demand for our product as our competitor, Splenda®, experiences positive results from its heavy consumer and trade promotion spending.  Unusually low sales were reported in Mexico in the first half of 2007 as we converted to direct distribution model for the grocery channel.

Cost of sales. Cost of sales increased, despite the slight decline in sales, due to sales increases in lower margin products, such as contract manufacturing, one time costs related to the start up of new manufacturing operations, the impact of purchasing product in euro for sales in countries with weaker currencies and unfavorable raw material purchase prices.  Overall, gross profit as a percentage of net sales declined from 55% for the six months ended June 30, 2007 to 52% for the six months ended June 30, 2008 due to the increases in costs discussed above, and to a lesser extent increased trade marketing in France.

Operating expenses. Marketing and selling expenses increased due to higher brand support in Latin America, unfavorable currency impacts, and increased costs related to our new product launch. These unfavorable impacts were partially offset by lower brand support in North America, EAME and Asia/Pacific along with lower commissions and lower performance based incentives in North America.  Administration expenses decreased mainly due to lower litigation and facility costs.

During the six months ended June 30, 2008, we continued our restructuring initiatives to improve both financial results and the long-term value of the business. As a result of these actions, we recorded restructuring charges for workforce reductions of $1.1 million in the first half of 2008 as compared to $0.9 million in the first half of 2007. The restructuring charges incurred in 2008 relate primarily to new employee termination costs and are expected to be substantially paid by December 31, 2008. Additional information regarding restructuring charges and the related liability can be found in Note 3 to the unaudited consolidated financial statements located elsewhere in this document.

Interest. Our interest expense decreased as a net result of lower interest bearing loans under our Amended and Restated Credit Agreement compared to the higher interest bearing loans under our Second Lien Credit Agreement in 2007, as well as overall decreases in interest rates on variable interest debt instruments.  Our borrowings under the Senior Credit Agreement and Second Lien Credit Agreement had a weighted average interest rate of approximately 10.3% per annum upon the closing of the Second Lien Credit Agreement.  In May 2007, we refinanced and therefore terminated the Second Lien Credit Agreement as described below.

Costs of refinancing.  Costs of refinancing for the six months ended June 30, 2007 related to the extinguishment of debt under the Second Lien Credit Agreement.  As a result of this transaction, a premium of $2.6 million was incurred to pay all debt and interest outstanding under the Second Lien Credit Agreement and $3.2 million of existing deferred financing fees was written off.

Other expense, net. In the second quarter of 2007, we experienced an unusually high level of other income as compared to the more typical other expenses realized in 2008.  The other income in the second quarter of 2007 was primarily the result of a one-time cash payment received pursuant to an agreement with a third party. In the first half of 2008 we recorded a $1.0 million currency loss on the euro-denominated debt compared to a loss of $0.5 million incurred in 2007.  Both losses were partially offset by favorable balance sheet remeasurement impacts in the respective years.

Taxes. For the three months ended June 30, 2008, we recorded a $3.1 million tax provision on a loss before income taxes of $13.8 million. The unusual relationship of our tax provision to the pre-tax loss in the first half of 2008 relates to a combination of factors. These factors include increased tax loss carryforwards, primarily generated in the United States, for which we have not recorded a tax benefit, as well as provisions for future tax costs which may be incurred upon the potential repatriation of certain 2008 foreign earnings that are not deemed to be permanently reinvested.  With regard to the deferred income tax assets on the tax loss carryforwards, we determined that we have not satisfied the “more likely than not” test and we increased our total valuation allowance by $4.8 million in the first six months of 2008 to a total of $74.4 million. We will continue to assess the valuation allowances, and, to the extent we determine that such allowances are no longer required, these deferred income tax assets will be recognized in the future.  The similar unusual relationship in 2007 is due to the same factors.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each reportable segment (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Six Months Ended June 30,		Better/(Worse) than Prior Year		Six Months Ended June 30,		Better/(Worse) than Prior Year
	2007	2008	$	%	2007	2008	$	%
	(in millions)				(in millions)

North America (2)	$56.5	47.0	(9.5)	(17)%	$20.4	14.9	(5.5)	(27)%
Operating EBITDA Margin					36%	32%	(4)%
EAME	56.7	62.5	5.8	10%	15.7	16.5	0.8	5%
Operating EBITDA Margin					28%	26%	(1)%
Latin America	13.3	16.7	3.4	25%	3.0	3.2	0.2	6%
Operating EBITDA Margin					22%	19%	(3)%
Asia/Pacific	13.9	9.8	(4.1)	(30)%	5.5	2.4	(3.1)	(56)%
Operating EBITDA Margin					39%	24%	(15)%

(1)

“Operating EBITDA” as used with respect to our operating segments is a measure upon which we assess the financial performance of these segments. Operating EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as restructuring expenses, certain significant charges related to new product development and launch costs, certain litigation costs, costs related to the transition to a new exclusive distributor in the United States and certain other non-cash items. Our definition of Operating EBITDA largely mirrors the definition of Bank EBITDA under our Senior Credit Facility. That definition changed in the May 2007 amendment of those credit facilities, and that change is reflected prospectively in our computation of Operating EBITDA for the 2007 period. See Note 2 to the unaudited consolidated financial statements for a description of Operating EBITDA and a reconciliation of Operating EBITDA to income (loss) before income taxes. Operating EBITDA margin represents Operating EBITDA as a percentage of net sales.

(2)

North America segment results exclude immaterial sales and $3.0 million of negative Operating EBITDA related to a new product launch which management evaluates separately from this geographical segment for the six month period ended June 30, 2008.

North America

Net sales.  In North America, net sales declined due to a significant decrease in shipments to our retail distributor as we prepared for our transition to a direct sales distribution model.  In addition, our distributor inventory levels were higher than usual at December 31, 2007 in the food service channel which resulted in a decrease in shipments during the first half of 2008 compared to the first half of 2007.  To a lesser extent, we also experienced decreased consumer consumption in the food service and retail channels slightly offset by decreased trade marketing spending.   In the club channel, though the timing of our promotional activities varied when comparing the first six months of 2007 to the first six months of 2008, we have experienced decreases in consumption and sales volume.

On January 29, 2008, we delivered notice to ACH that the distribution agreement between Merisant US, Inc. and ACH would terminate on July 27, 2008 with respect only to the retail grocery channel.  We have partially terminated the distribution agreement so that we can pursue a direct distribution model for retail customers in the United States.  We will handle order processing, warehousing and trade marketing internally and through a third-party broker and logistics providers for retail grocery and drug customers in the United States which we anticipate will reduce our operating costs,  improve the efficiency of our inventory management and distribution capabilities, and provide more transparency in customer relations.  On March 4, 2008, Merisant and ACH agreed that Merisant will pay $0.3 million to ACH and that commissions will not increase in connection with the partial termination of the distribution agreement.  This expense is included in operating expenses for the six months ended June 30, 2008.

Operating EBITDA. The decrease in Operating EBITDA and Operating EBITDA margin were primarily related to the margin impact of lower net sales.  This unfavorable impact was partially offset by lower overall brand support, commissions and lower sales and marketing administration costs.

EAME

Net sales. In the EAME region, the increase in net sales was driven primarily by the UK and Belgium along with the positive currency translation impact. In the first quarter of 2007, as a result of diversion of product into the retail channel, we discontinued sales to certain UK distributors in an effort to stop the diversion.  In the first half of 2008, sales in the UK continued to perform at levels realized in the second half of 2007 after stopping the diversion of product and we have experienced a strong market demand. In Belgium, our distributor carried higher inventories than expected at December 31, 2006, negatively impacting sales in the first quarter of 2007 and thus reflecting a favorable period to period comparison along with recent market strengthening.   Continued softness in consumer demand as well as increased trade spending reduced sales in France. The devaluation of the U.S. dollar and the resulting currency translation effect on our financial statements accounted for approximately $5.7 million of the net sales increase in the EAME region.

Operating EBITDA.  Operating EBITDA increased slightly due to higher net sales along with reduced brand support and general administrative costs due mainly to savings from restructuring actions and facility related changes in France.  The slight decrease in Operating EBITDA margin was primarily due to higher sales of lower margin products in the first half of 2008 compared to the first half of 2007.

Latin America

Net sales.  Net sales improvement relates primarily to our transition in Mexico from a distributor model to a direct model in the first quarter of 2007 which resulted in lower sales, in part because of delayed shipments.  In addition, Argentina sales increased due to a price increase implemented in the second quarter of 2008 along with positive promotional program performance.

Operating EBITDA. Operating EBITDA increased due to the positive impact of higher net sales.  However, Operating EBITDA margin decreased slightly due to the impact of increased cost of goods sold for certain raw materials and increased brand support in Mexico.

Asia/Pacific

Net sales. Net sales in the Asia/Pacific region decreased primarily due to unusually high sales in the first quarter of 2007 related to shipments to new distributors in Australia and India to establish beginning inventory levels which did not repeat in 2008 along with a decrease in inventory levels at our Asia/Pacific distributors related to the start-up of our local production as we shorten lead times

Operating EBITDA. Operating EBITDA and Operating EBITDA margin decreased primarily due to the decreased sales coupled with higher cost of goods sold and lower brand support against significantly lower sales.

Corporate Expenses

Corporate expenses decreased from $14.0 million in the six months ended June 30, 2007 to $11.5 million in the six months ended June 30, 2008, primarily due to lower litigation costs relating to our lawsuit against McNeil incurred in 2007 and lower consulting expenses.

Liquidity and Capital Resources

Our liquidity needs are primarily met through internally generated cash flow supplemented in 2007 by a one-time  payment received pursuant to an agreement with a third party. As needed, we also borrow money under the revolving credit facility of the Amended and Restated Credit Agreement.  Our primary uses of cash are cost of sales, operating expenses, debt service, capital expenditures and distributions to our stockholder and, in 2008, the acquisition of Nativia Guarani. Foreign subsidiaries generated approximately 59% of consolidated net sales during the year ended December 31, 2007, and our U.S. operations have relied upon the repatriation of cash from our foreign subsidiaries to satisfy many of our domestic cash requirements. Historically, our U.S. operations had received a vast majority of funds from foreign subsidiaries through our Swiss subsidiary in the form of payments pursuant to a promissory note. This promissory note was repaid in full in January 2006. On March 30, 2006, we issued a revolver note to our Swiss subsidiary, which will mature in 2011. We may borrow up to $200 million from our Swiss subsidiary during the term of the revolver note, and we expect to repatriate cash to the United States through borrowings under this revolver note. The principal balance relating to this revolving note as of June 30, 2008 was $96 million.

We had $12.7 million of cash and cash equivalents as of June 30, 2008 compared to $51.0 million of cash and cash equivalents at December 31, 2007.  The decrease is related to debt and interest payments along with first half operating cash expenditures that included the purchase of Nativia Guarani and higher than usual capital expenditures.  We were also required to prepay $15.2 million of the principal amount of term loans outstanding under our Amended and Restated Credit Agreement five business days after filing our Annual Report with excess cash as required and calculated under the terms of our Amended and Restated Credit Agreement.  This prepayment was made on April 4, 2008 and decreased our cash balance accordingly.  The decrease was offset with $2.0 million in borrowings from our revolving credit facility.  Our net cash outflows in the second half of 2008 are expected to be less than in the first half of 2008 as several one-time outflows are not expected to repeat.  These items include a three to six month inventory build in the EAME, the purchase of the Nativia Guarani business, and the prepayment of debt principal.

Accounts receivable levels, time to payment and inventory levels impact the amount of internally generated cash flow. The following table shows information with respect to accounts receivable and inventory as of December 31, 2007 and June 30, 2008.  Accounts receivable decreased in the six months ended June 30, 2008 primarily due to higher sales in the fourth quarter of 2007 compared to the second quarter of 2008.  Inventory levels increased in the six months ended June 30, 2008 as compared to December 31, 2007, primarily due to planned increases in finished goods quantities on hand in our foreign subsidiaries related to supply chain synchronization efforts to decrease lead times and to prepare for the commencement of operations at our manufacturing plant in the Czech Republic.

	December 31, 2007	June 30, 2008

Accounts receivable (in millions)	$74.4	$66.4
Days sales outstanding	92	84
Inventory (in millions)	$13.5	$26.5
Days sales in inventory	38	71

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

For the six months ended June 30, 2008, net cash used by operating activities was $11.3 million compared to cash provided of $33.9 million for the six months ended June 30, 2007. Operating cash flows decreased $45.3 million versus the six months ended June 30, 2007, due to a decrease in the contribution from working capital of $18.1 million and increased net income after adjusting for non-cash items of $27.1 million primarily due to the gain related to a one-time payment received in 2007 pursuant to an agreement with a third party.

Net cash used in investing activities totaled $9.1 million for the six months ended June 30, 2008 compared to $0.7 million for the six months ended June 30, 2007 due to increased spending on capital expenditures, primarily related to our new manufacturing operations in the Czech Republic and a business acquisition in 2008.

For the six months ended June 30, 2008, financing activities used $18.5 million in cash as compared to using $6.5 million in cash for the six months ended June 30, 2007.  For the six months ended June 30, 2008, we used cash to pay our scheduled and additional required principal payments under the Amended and Restated Credit Agreement and borrowed $2.0 million under our revolving credit facility.   In the six months ended June 30, 2007, we used cash to pay our scheduled principal payments under the Amended and Restated Credit Agreement.  In addition, distributions of $0.2 million were made to our sole stockholder in the first quarter of 2008 for the purpose of paying administrative expenses.  Borrowings under our revolving credit facility were $0 at December 31, 2007 and $2.0 million at June 30, 2008.

Capital Expenditures

Capital expenditures in 2008 are expected to be in the range of $16 million to $19 million, relating to forecasted purchases of equipment and capital improvements necessary to further optimize our manufacturing operations.  The majority of the 2008 capital expenditures related to the establishment of our new manufacturing operations in the Czech Republic.  We believe that internally generated cash flow, together with borrowing available under the Amended and Restated Credit Agreement, will be sufficient to fund capital expenditures during the remainder of 2008. We anticipate that we will seek to refinance our existing Amended and Restated Credit Agreement prior to the scheduled maturity of our revolver credit facility in January 2009. If we are unable to obtain a new revolver credit facility or extend the maturity of our current credit facility we may be required to reduce our planned capital expenditures for 2009.

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

The Senior Credit Agreement, as of June 30, 2008, provides for aggregate commitments of up to $310.0 million, consisting of a revolving loan facility of $35.0 million, of which a portion is available at our option in euro or dollars or in the form of letters of credit denominated in dollars or euro, as well as term loan facilities of $275.0 million, consisting of a euro Term A loan of an original amount of $50.0 million, and a Term B loan of an original amount of $225.0 million, denominated in dollars. The euro Term A loan and the revolving loan facility mature in 2009 while the Term B loan matures in 2010. The Senior Credit Agreement is guaranteed by our sole stockholder and each of our domestic subsidiaries. The Senior Credit Agreement and the guarantees of the guarantors are secured by a first-priority security interest in substantially all of our assets and the assets of the guarantors.

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

Upon closing of the above transaction and execution of the related amendment, the interest rate on all term loans and revolving loans outstanding under the Amended and Restated Credit Agreement increased from euro-LIBOR and LIBOR plus 325 basis points per annum to euro-LIBOR and LIBOR plus 350 basis points per annum.  As a result of the termination of the Second Lien Credit Facility, our effective interest rate on variable interest rate debt decreased from 10.63% per annum prior to the closing of this transaction to 8.73% per annum subsequent to this transaction.  As of June 30, 2008, we had $184.6 million in borrowings outstanding under the Amended and Restated Credit Agreement with an effective interest rate of 7.37%.  As a result of the $15.2 million prepayment of term loans under the Amended and Restated Credit Agreement and a reduction of the LIBOR, we anticipate that our cash interest expense will decrease by approximately $4 million for the year ending December 31, 2008 compared to the year ended December 31, 2007.

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

Bank EBITDA for the six months ended June 30, 2008 under the Amended and Restated Credit Agreement was $25.5 million as compared to $30.6 million for the six months ended June 30, 2007, adjusted to reflect litigation costs and Sweet Simplicity® product launch costs on a comparable basis with the current definition of Bank EBITDA.  We were in compliance with the covenants under the Amended and Restricted Credit Agreement at June 30, 2008.

The following table illustrates the reconciliation of Bank EBITDA to cash flow from operating activities, which management believes is the most nearly equivalent GAAP measure:

Six Months Ended June 30, 2008
(in millions)
Net cash used by operating activities	$(11.3)
Provision for income taxes, net of deferred income tax provision	0.8
Interest expense, net of non-cash interest expense	17.5
Restructuring expenses (a)	2.9
Other non-cash items	3.5
Equity in (income) loss of affiliates	0.1
Net change in operating assets and liabilities, net of business acquisition	12.0
Bank EBITDA	$25.5

(a)                                  The charges principally relate to planned employee termination costs that have been announced in the period presented and specified project implementation costs.

Forward Looking Statements

Certain information included or incorporated in this report may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this report, are forward-looking statements. In particular, statements made under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” relating to overall volume trends, pricing trends and industry forces, anticipated results, expectations for funding capital expenditures and operations and increased market share and the sufficiency of capital to meet working capital, capital expenditures requirements and strategies are forward-looking statements. When used in this document, the words “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements.

These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. We disclaim any duty to update any forward-looking statements, except as required by law. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the following:  changes in consumer preferences and nutritional and health-related concerns; increased competition; changes in the terms on which we may obtain aspartame; damaged consumer confidence in our products as a result of health-related allegations; product liability claims; fluctuations in exchange rates and other currency risks; disruptions in our business as a result of strikes or work stoppages; changes in our relationship with our largest distributor; and changes in economic and political conditions in the countries in which we market and produce our products.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Operations

With approximately 61% and 65% of consolidated total net sales generated by subsidiaries outside of the United States in the six months ended June 30, 2007 and June 30, 2008, respectively, our ability to obtain funds necessary to meet our domestic obligations is subject to applicable laws, foreign taxes and intercompany pricing laws, including those relating to the flow of funds between our foreign affiliates pursuant to, for example, purchase agreements, licensing agreements or other arrangements.  Historically, our US operations have received a vast majority of funds from foreign affiliates through our Swiss subsidiary in the form of payments pursuant to a promissory note.  The note was repaid in full in January 2006. On March 30, 2006, we issued a revolver note to our Swiss subsidiary, which will mature in 2011. Our US operations may borrow up to $200 million from our Swiss subsidiary during the term of the revolver note.  We are repatriating cash to the United States through borrowings under this revolver note, which total $96 million as of June 30, 2008. Regulators in the United States and other foreign countries where we operate may closely monitor our corporate structure and how it affects intercompany fund transfers.

In addition, as of June 30, 2008, foreign affiliates comprised approximately 49% of our consolidated total assets. Accordingly, we have experienced and will continue to be exposed to foreign exchange risk.

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

A significant portion of our debt bears interest at a fixed rate.  Interest rate exposure results from our floating rate borrowings. For the six months ended June 30, 2008, a 1.0% per annum increase or decrease in interest rates would have resulted in an increase or decrease in cash interest costs for our variable rate term loans of approximately $2.0 million.

In the normal course of business, we identify risks relating to foreign currency exchange rates and interest rates and mitigate their financial impact through corporate policies and, at times, through the use of derivative financial instruments.  We use derivatives only where there is an underlying exposure and do not use them for trading or speculative purposes. The counter parties to the hedging activities would be highly rated financial institutions. We did not have any foreign currency forward exchange contracts or interest rate derivatives outstanding at June 30, 2008.

Inflation Risk

We anticipate that inflation will increase our costs and inflation may also reduce consumption as more consumers reduce their discretionary spending.  In prior periods, we generally have been able to offset the impact of inflation through a combination of cost-cutting measures and price increases, but as the global economy weakens it will likely become increasingly difficult to mitigate the impact of rising costs.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision of the Chief Executive Officer and Vice President, Finance, Controller (Principal Financial Officer), of the effectiveness as of June 30, 2008 of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

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

We may experience production disruptions and costs that are higher than projected in connection with our CzechPak manufacturing facility if we cannot negotiate amendments to our current manufacturing agreement with Krüger GmbH & Co. KG on a timely basis or on terms favorable to our company.  We intend to shift a portion of our current production and equipment to this new facility located in the Czech Republic from Krüger, our current contract manufacturer located in Germany.  In connection with this transition, we are engaged in discussions with Krüger to amend our current contract manufacturing agreement.  There is no assurance that we will be able to negotiate amendments to the current agreement on terms favorable to our company or on a timely basis, and the parties may be required to arbitrate any disagreements between them.  Any prolonged negotiation or arbitration with Krüger could cause disruptions in production or increase the amount of our projected capital expenditures.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Merisant Worldwide was held on June 24, 2008 at which the stockholders elected directors and ratified the appointment of BDO Seidman, LLP as Merisant Worldwide’s independent auditor.  The stockholders elected Paul Block, Robert Albus, Arnold Donald, Gregory Horn, David House, Alec Machiels and Adam Stagliano as directors of Merisant Worldwide for an additional one-year term by a vote of 8,465,955 shares in favor and no shares opposed.  All stockholders voting on the issue of the appointment of BDO Seidman, LLP as independent auditor voted in favor of that resolution.

On June 24, 2008, Merisant Worldwide, in its capacity as the sole stockholder of Merisant, elected Mr. Block, Mr. Albus, Mr. Horn, Mr. House, Mr. Donald, Mr. Machiels and Mr. Stagliano as the directors of Merisant Company for an additional one-year term.

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

MERISANT COMPANY

Date: August 13, 2008	By:	/s/ Julie Wool
Julie Wool
Vice President, Finance, Controller
(on behalf of the Company and in capacity
of principal financial officer)